Form 10QSB
period 2007-06-30
Western Dubuque Biodiesel, LLC
filed 2007-08-14
CIK 1396709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended June 30, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-52617
WESTERN DUBUQUE BIODIESEL, LLC
(Exact name of small business issuer as specified in its charter)

Iowa	20-3857933
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
904 Jamesmeier Rd.
P.O. Box 82
Farley, IA 52046
(Address of principal executive offices)
(563) 744-3554
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of August 14, 2007, there were 27,279 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,217,501
Margin deposits	728,680
Other receivables	14,057
Inventory	4,035
Prepaid expenses	18,187

Total current assets	1,982,460

PROPERTY, PLANT AND EQUIPMENT
Land	597,875
Office equipment	66,012
Office building	323,476
Construction in progress	39,491,596

Total, at cost	40,478,959
Less accumulated depreciation	7,743

Total property, plant and equipment	40,471,216

OTHER ASSETS
Loan origination fees, net of amortization	523,375

TOTAL ASSETS	$42,977,051

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$91,055
Construction — related party, including retainage of $1,893,916	2,596,566
Derivative instruments	552,849
Current portion of long-term debt	493,982
Accrued interest	121,834

Total current liabilities	3,856,286

LONG-TERM LIABILITIES
Long-term debt, less current portion above	16,595,164

Total liabilities	20,451,450

MEMBERS’ EQUITY
Member contributions, net of costs related to capital contributions, 27,279 units outstanding at June 30, 2007	26,230,096
Less subscriptions receivable	(2,500,000)
Deficit accumulated during the development stage	(1,204,495)

Total members’ equity	22,525,601

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$42,977,051

See accompanying notes.

WESTERN DUBUQUE BIODIESEL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	From November 14, 2005 (Date of Inception)
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006	to June 30, 2007
REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Consulting and professional fees	84,699	138,950	170,729	446,189	722,397
Office and administrative expenses	231,803	245,267	6,353	17,593	283,513
Equity based compensation	—	—	211,000	232,000	658,372

Total operating expenses	316,502	384,217	388,082	695,782	1,664,282

OTHER INCOME (EXPENSE)
Interest income	1,031	1,905	3,401	10,953	357,956
Net gains on derivative instruments	75,831	75,831	—	—	75,831
Other income	1,000	1,000	25,000	25,000	26,000

Total other income	77,862	78,736	28,401	35,953	459,787

NET LOSS	$(238,640)	$(305,481)	$(359,681)	$(659,829)	$(1,204,495)

BASIC AND DILUTED LOSS PER UNIT	$(8.75)	$(11.24)	$(29.98)	$(97.46)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	27,279	27,171	11,996	6,770

See accompanying notes.

WESTERN DUBUQUE BIODIESEL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

				Deficit Accumulated During the
		Subscriptions		Development
	Units	Receivable	Capital	Stage	Total
BALANCE, NOVEMBER 14, 2005 (Date of Inception)	—	$—	$—	$—	$—

Initial units issued (seed capital), 300 membership units at $500 per unit	300	—	150,000	—	150,000

Units issued in exchange for services - 500 membership units at $500 per unit	500	—	250,000	—	250,000

Net loss for the period ended December 31, 2005	—	—	—	(10,034)	(10,034)

BALANCE, DECEMBER 31, 2005	800	—	400,000	(10,034)	389,966

Initial units issued (seed capital), 5,900 membership units at $500 per unit	5,900	—	2,950,000	—	2,950,000

Capital contributions from public offering, 19,279 units at $1,000 per unit	19,279	—	19,279,000	—	19,279,000

Cost of raising capital	—	—	(207,276)	—	(207,276)

Equity based compensation	—	—	658,372	—	658,372

Units subscribed - 2,500 units at $1,000 per units, December, 2006	2,500	—	2,500,000	—	2,500,000

Less units subscribed receivable, December, 2006	(2,500)	(2,500,000)	—	—	(2,500,000)

Net loss for the year ended December 31, 2006	—	—	—	(888,980)	(888,980)

BALANCE, DECEMBER 31, 2006	25,979	(2,500,000)	25,580,096	(899,014)	22,181,082

Units issued, January 2007	1,300	—	650,000	—	650,000

Net loss for the period ended June 30, 2007	—	—	—	(305,481)	(305,481)

BALANCE, JUNE 30, 2007	27,279	$(2,500,000)	$26,230,096	$(1,204,495)	$22,525,601

See accompanying notes.

WESTERN DUBUQUE BIODIESEL, LLC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From
			November 14, 2005
	Six Months Ended	Six Months Ended	(Date of Inception)
	June 30, 2007	June 30, 2006	to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(305,481)	$(659,829)	$(1,204,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	7,224	—	7,743
Non cash consulting services	—	233,000	250,000
Equity based compensation	—	232,000	658,372
Effects of changes in operating assets and liabilities
Margin deposits	(728,680)	—	(728,680)
Other receivables	(14,057)	—	(14,057)
Inventory	(4,035)	—	(4,035)
Prepaid expenses	(18,187)	—	(18,187)
Prepaid legal costs	—	25,000	—
Derivative instruments	552,849	—	552,849
Accounts payable	62,086	6,122	91,055

Net cash provided by (used in) operating activities	(448,281)	(163,707)	(409,435)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land and land options	—	(14,985)	(622,875)
Proceeds from the sale of property	25,000	—	25,000
Payments for office equipment, office building and construction in progress	(15,782,680)	(2,504,146)	(37,123,034)

Net cash used in investing activities	(15,757,680)	(2,519,131)	(37,720,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan origination fees	—	(50,000)	(563,025)
Cost of raising capital	—	(80,600)	(207,276)
Proceeds from long-term debt	16,699,146	—	17,099,146
Payments on long-term debt	(5,000)	—	(10,000)
Capital contributions	650,000	2,950,000	23,029,000

Net cash provided by financing activities	17,344,146	2,819,400	39,347,845

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,138,185	136,562	1,217,501

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,316	112,466	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,217,501	$249,028	$1,217,501

See accompanying notes.

WESTERN DUBUQUE BIODIESEL, LLC
(A DEVELOPMENT STAGE COMPANY)
Farley, Iowa
FINANCIAL STATEMENTS
June 30, 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Western Dubuque Biodiesel, LLC (an Iowa development stage limited liability company) located in Farley, Iowa was organized on November 14, 2005 to pool investors to build a 30 million gallon annual production biodiesel plant for the production of fuel grade biodiesel. The Company’s fiscal year ends on December 31. Significant accounting policies followed by the Company are presented below. As of June 30, 2007 the Company is in the development stage with its efforts being principally devoted to organizational, construction and financing activities.
Use of Estimates in Preparing Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Basis of Accounting
The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This method recognizes revenues as earned and expenses as incurred.
In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations and cash flows of the Company.
These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2006.
Revenue Recognition
Revenue from the production of biodiesel and related products will be recorded upon delivery to customers. Interest income is recognized as earned.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable consist solely of an overbill on Workers’ Compensation Insurance. Therefore, no provision for doubtful accounts has been established.
Derivative Instruments and Hedging Activities
SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal sales are documented as such and exempted from the accounting and reporting requirements of SFAS No. 133.

WESTERN DUBUQUE BIODIESEL, LLC
(A DEVELOPMENT STAGE COMPANY)
Farley, Iowa
FINANCIAL STATEMENTS
June 30, 2007
The Company has entered into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from SFAS No. 133.
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as a non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. All derivative contracts at June 30, 2007 are recognized in the balance sheet at their fair value.
At June 30, 2007, the Company recorded a net liability for these derivatives instruments of $552,849. Realized and unrealized gains and losses on derivative instruments are included in other income since the Company has not yet commenced operations. The Company has recorded an increase to other income of $75,831 and $-0-, related to derivative contracts for the three months and six months ended June 30, 2007 and 2006, respectively.
Inventories
Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.
Inventory at June 30, 2007 consisted of raw materials to be used in future production.
Property and Equipment
Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. The office building and office equipment are depreciated on the straight-line basis over their estimated useful lives, determined as follows:

Years
Office equipment	5 - 10
Office building	30
Construction in progress consists of amounts incurred for the engineering, construction planning and construction costs of the biodiesel plant and other costs that meet capitalization criteria. As of June 30, 2007 construction in progress consisted primarily of construction costs for the biodiesel plant. Depreciation of such amounts will commence when the plant begins operations.
The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment for interest incurred during the construction phase. For the three months and six months ended June 30, 2007, the Company capitalized interest of $237,835 and $315,009, which is included in construction in progress on the accompanying balance sheet.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months and six months ended June 30, 2007 was $23,790 and $39,650 and is capitalized as part of construction period interest. This amount is included in construction in progress on the accompanying balance sheet.

WESTERN DUBUQUE BIODIESEL, LLC
(A DEVELOPMENT STAGE COMPANY)
Farley, Iowa
FINANCIAL STATEMENTS
June 30, 2007
Other Income
Other income consists of amounts received from unaffiliated organizations to assist in the organization and development of the Company. Amounts are recorded as other income when there is no obligation to repay the organization.
Organization and Start-Up Costs
Organizational and start-up costs are expensed as incurred. Organizational costs consist of amounts related to the formation of the company. Start-up costs consist of amounts incurred during the development stage related to the operation and management of the Company, which do not qualify as capitalized costs.
Stock-Based Compensation
During 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.
The Company adopted a Unit Option agreement in March 2006 under which options to acquire 1,300 membership units of the Company were granted to the directors at $500 per unit. The options were exercisable upon the closing of the equity offering and securing debt financing (financial closing) and would have expired thirty days after the closing of the equity offering and securing debt financing. This agreement was amended in November 2006 and extended the term of the options to the time before funds are drawn on the loan secured from lenders to capitalize the project set forth in the offering. The Company accounted for stock option grants using the recognition and measurement principles of FAS 123(R). As a result, $658,372 of stock-based compensation was reflected in statement of operations for the year ended December 31, 2006, based on the difference between the exercise price and the fair market value of the underling units on the date of grant. The Company used the Black-Scholes-Merton option pricing model to calculate the fair value using the following assumptions: Dividend rate 0%, risk free interest rate 5.25%, volatility rate of 1%, and expected lives of three months. These options were exercised in January 2007 and additional capital of $650,000 was accepted in exchange for 1,300 units. No stock-based compensation was recognized for the three months and six months ended June 30, 2007. The amortized stock-based compensation recognized for the three months and six months ended June 30, 2006, was $211,000 and $232,000, respectively.
Income Taxes
The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s earnings pass through to the partners and are taxed at the partner level. Accordingly, no income tax provision has been calculated. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start- up costs for tax purposes, whereas these costs are expensed for financial statement purposes. The differences were not material for the six months ended June 30, 2007.

WESTERN DUBUQUE BIODIESEL, LLC
(A DEVELOPMENT STAGE COMPANY)
Farley, Iowa
FINANCIAL STATEMENTS
June 30, 2007
Earnings Per Unit
Earnings per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units. Units issued under the directors’ option plan have not been included in the calculation because their inclusion would have been antidilutive.
NOTE 2 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows at June 30, 2007:

Note payable to Marshall BankFirst for construction loan — see details below	$16,699,146

Note payable to the Iowa Department of Economic Development — see details below	390,000

Total	17,089,146
Less current portion	493,982

Long-term portion	$16,595,164

The estimated maturities of long-term debt at June 30, 2007, are as follows:

2008	$493,982
2009	1,180,694
2010	1,319,559
2011	1,461,826
2012	1,521,843
Thereafter	11,111,242

Total	$17,089,146

The Company has available loan commitments from Marshall BankFirst. The commitment is the lesser of $35,500,000 or sixty one percent of total project costs. The loan term is seventy-four months which consists of the construction phase during the first fourteen months and the term phase which will commence following the first day of the fifteenth month of the loan term, for the remaining sixty months. Monthly interest payments are required during construction phase with monthly interest and principal required during the term phase to be based on a ten year principal amortization. The loan commitment also includes a provision for additional payments once the term phase begins, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. Interest during the construction phase will float at 75 basis points over the prime rate as published in the Wall Street Journal (9.00% at June 30, 2007). During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. The agreement includes a two percent prepayment penalty during the construction phase. The agreement also includes provisions for reserve funds for interest, debt service, capital improvements and working capital. The notes are secured by essentially all of the Company’s assets. The Company had borrowings of $16,699,146 under this agreement as of June 30, 2007.

WESTERN DUBUQUE BIODIESEL, LLC
(A DEVELOPMENT STAGE COMPANY)
Farley, Iowa
FINANCIAL STATEMENTS
June 30, 2007
The Company has been awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires sixty monthly installments of $5,000 beginning December 2006. In January 2007 the zero interest deferred loan was amended and deferred monthly installments until August 2007, with remaining principal due at maturity, May 2012. The Company must satisfy the terms of the agreement, which include producing 30,000,000 gallons of biodiesel and wage and job totals, to receive a permanent waiver of the forgivable loan. The loan is secured by a security agreement including essentially all of the Company’s assets.
The Company has issued a $145,165 letter of credit through American Trust Bank in favor of Aquila, Inc. The letter of credit is effective for the period February 6, 2007 through February 6, 2008.
NOTE 3 — MEMBERS’ EQUITY
The Company was initially capitalized by the founding members who were allowed to purchase membership units in the Company for $500 per unit. From November 14, 2005 (date of inception) to December 31, 2005 the Company issued 300 membership units for a total of $150,000. From January 1, 2006 to February 2006 the company issued an additional 5,900 member units for a total of $2,950,000. These units were issued under a private placement memorandum in which the Company offered a maximum of 7,000 units at an offering price of $500 per unit for a total offering of $3,100,000. On February 7, 2006 the private placement memorandum for the seed capital offering was closed.
In March 2006, the Company entered into an agreement that gives each member of the board of directors the option to purchase 100 membership units for the purchase price of $500 per unit. The options are exercisable upon financial closing and will expire thirty days after financial closing. This agreement was amended in November 2006 and extended the term of the options to the time before funds are drawn on the loan secured from lenders to capitalize the project set forth in the offering. The options were exercised in January 2007 and resulted in the issuance of 1,300 member units for a total of $650,000.
In May 2006 the Company prepared an offering and a Registration Statement with the State of Iowa. The Registration Statement offered a minimum of 16,250 and up to 23,750 membership units for sale at $1,000 per unit for a minimum offering amount of $16,250,000 and a maximum offering amount of $23,750,000. Potential investors had to be a resident of the State of Iowa and purchase a minimum of 25 units. The public offering resulted in 19,279 units issued during June 2006 at $1,000 per unit totaling $19,279,000. On July 13, 2006 the public offering was closed.
In December 2006 the Company entered into a written agreement to issue 2,500 units with the Renewable Energy Group, Inc. (REG, Inc.) who is contracted to build the facility and provide the management and operational services for the Company (see Note 7). REG, Inc., is a related entity formed by the Company’s original general contractor (Renewable Energy Group, LLC). (See Note 6). The agreement provides for the issuance of 2,500 membership units to the contractor upon completion of construction. The $2,500,000 consideration for the units will be deducted from the final payments made by the Company relating to the construction agreement of the biodiesel facility. The 2,500 units are considered subscribed as of June 30, 2007. The calculation of diluted shares will be impacted when the aforementioned units are actually issued.
The Company’s operating agreement provides that the net profits or losses of the Company will be allocated to the members in proportion to the membership units held. Members will not have any right to take part in the management or control of the Company. Each membership unit entitles the member to one vote on any matter which the member is entitled to vote. Transfers of membership units are prohibited except as provided for under the operating agreement and require approval of the board of directors.
NOTE 4 — CONCENTRATION OF CREDIT RISK
The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.

WESTERN DUBUQUE BIODIESEL, LLC
(A DEVELOPMENT STAGE COMPANY)
Farley, Iowa
FINANCIAL STATEMENTS
June 30, 2007
NOTE 5 — CASH FLOW DISCLOSURES
The Company had the following noncash investing and financing transactions:

			From
	Six Months	Six Months	November 14, 2005
	Ended	Ended	(Date of inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
Cash paid for interest, net of capitalized interest of $315,009	$—	$—	$—

Units issued for services included in prepaid consulting	$—	$—	$250,000

Services provided for units previously issued, costs included in start-up expenses	$—	$233,000	$250,000

Construction in progress in accounts payable and accrued interest	$2,718,400	$—	$2,718,400

Cost of raising capital in accounts payable	$—	$126,676	$—

NOTE 6 — RELATED PARTY TRANSACTIONS
In November 2005, the Company entered into an agreement with an entity owned by five members of the Company for project development services. The fee for these services was $120,000, payable in monthly installments of $20,000 plus reimbursement of all reasonable expenses incurred. In addition, a total of 500 units, valued at $250,000 have been issued to the individual members of the related party. The engagement shall continue until 30 days after the plant is operational. The agreement may be terminated at any time by either party upon thirty days prior written notice. The Company incurred project development fees totaling $-0- and $333,000 for the periods ended June 30, 2007 and 2006, respectively.
In December 2005, the Company approved the hiring of an entity owned by family members of one of the founding members of the Company. The entity was hired to prepare a feasibility study, prepare a business plan and perform lender negotiation services. The Company paid fees of $-0- and $65,278 for the three months and six months ended June 30, 2007 and 2006, respectively.
The Company’s general contractor (Renewable Energy Group, LLC) entered into an agreement to construct the plant. On July 31, 2006 the general contractor formed a new related entity called Renewable Energy Group, Inc. (REG, Inc.). The new entity, REG, Inc. is contracted to provide the management and operational services for the Company. On August 9, 2006, REG, LLC assigned its construction agreement to the newly formed entity REG, Inc., which will be the general contractor. Total estimated contract costs to the general contractor are expected to be approximately $37,500,000 to $45,000,000. For the periods ended June 30, 2007 and 2006, the Company incurred construction costs with the contractor of approximately $38,000,000 and $2,500,000 respectively. Construction payable to the contractor at June 30, 2007 was $2,596,566.
A member of the board of directors is also a member of the board of directors of the Company’s depository bank.

WESTERN DUBUQUE BIODIESEL, LLC
(A DEVELOPMENT STAGE COMPANY)
Farley, Iowa
FINANCIAL STATEMENTS
June 30, 2007
NOTE 7 — COMMITMENTS AND CONTINGENCIES
The total cost of the project, including the construction of the biodiesel plant and start-up expenses, is expected to be approximately $58,600,000. Plant construction costs incurred through June 30, 2007 were approximately $40,500,000. The Company has obtained financing commitments in the amount $35,900,000 as discussed in Note 2.
The Company entered into an agreement with REG, Inc. to provide certain management and operational services. The agreement provides for REG, Inc. to place a general manager and operations manager, acquire substantially all feed stocks and basic chemicals necessary for production, and perform substantially all the sales and marketing functions for the Company. The agreement with REG, Inc. requires a per gallon fee, paid monthly, based on the number of gallons of biodiesel produced or sold. In addition, the agreement requires an annual bonus based on a percentage of the plant’s profitability with such bonus not to exceed $1,000,000 per year.
Payments shall be due the tenth of the month following the month for which such fees are computed or payable. The agreement shall remain in force for three years after the end of the first month in which product is produced for sale. The agreement shall continue until one party gives written notice of termination to the other of a proposed termination date at least twelve months in advance of a proposed termination date.
In July 2007 the Company entered into an agreement with REG, Inc. to process a specified number of gallons of biodiesel from August to October 2007. Under the terms of the agreement REG, Inc. is to provide the raw material feedstock and pay a specified price per gallon for processing.
The Company leases office space on a month-to-month basis. Rent expense for the three months and six months ended June 30, 2007 was $-0- and $450, respectively. Rent expense for the three months and six months ended June 30, 2006 was $900 and $1,650, respectively.
NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company believes the carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The Company has entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contacts as of June 30, 2007 was 20,000,000 pounds of soybean oil for delivery from August 2007 to September 2007 with basis contracts ranging from $.0155 to $.0235 cents per pound over the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts at June 30, 2007 was approximately $90,000 higher than the agreed upon cost. The carrying amount of long-term obligations approximates fair value based on estimated interest rates for comparable debt.

Item 2. Management’s Discussion and Analysis or Plan of Operations
Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Overcapacity within the biodiesel industry;

•	Availability and costs of feedstock, particularly vegetable oils and animal fats;

•	Changes in the price and market for biodiesel and glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Actual biodiesel and glycerin production varying from expectations;

•
Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to our plant operations and their enforcement;

•	Changes in the weather or general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Results of our hedging strategies;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels; and

•	Other factors described elsewhere in this registration statement.

We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
Western Dubuque Biodiesel was formed as an Iowa limited liability company on November 14, 2005 for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant near Farley, Dubuque County, Iowa and engaging in the production of biodiesel and its co-product, glycerin. We estimate our total project cost will be approximately $58,600,000.
When our fiscal year ended December 31, 2006, we had total assets exceeding $10,000,000 and more than 500 unit holders; as a result, we were required to file a registration statement on Form 10-SB to register our securities under the Securities Exchange Act of 1934. Because our membership units are now registered, we are subject to periodic reporting requirements. We must also comply with the proxy and tender offer rules and our directors, officers and significant unit holders are now subject to additional reporting obligations.
On August 1, 2007, subsequent to the period covered by this report, construction of our plant was substantially complete and we produced our first batch of biodiesel at the plant. We have a punch-list of items that are not yet complete that we anticipate completing by September 30, 2007. As of the date of this report, we have not generated any revenues, and we did not generate any revenues in the quarter ended June 30, 2007. However, we anticipate generating revenues now that our plant is operational. We expect to spend the next twelve months completing punch list items for construction of the production facilities; operating our plant and engaging in the production of biodiesel; procuring inputs for biodiesel production; and marketing our biodiesel and its co-product glycerin. We expect to fund our operations during the next 12 months using cash flow from our credit facilities and our operations.
Because we became operational after the period ended June 30, 2007, we do not yet have comparable income, production and sales data for the last six months. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the six months ended June 30, 2006 and the six months ended June 30, 2007, it is important that you keep this in mind.
Plan of Operations for the Next 12 Months
We expect to spend the next twelve months completing punch list items for construction of the production facilities; operating our plant and engaging in the production of biodiesel; procuring inputs for biodiesel production; and marketing our biodiesel and its co-product, glycerin.
Plant Construction Activity
As of June 30, 2007, our plant was approximately 95% complete, all major equipment had been delivered to the site, and a majority of the equipment had been installed. On August 1, 2007, subsequent to the period covered by this report, construction of our plant was substantially complete and we produced our first batch of biodiesel at the plant. We have a punch-list of items that are not yet complete that we anticipate completing by September 30, 2007. We also anticipate that we will make final payments on the design-build contract in September 2007. As of the date of this report, we were operating at full capacity but are still considered to be in the testing phase. We may experience delays in completing the punch-list construction items or other delays in beginning full plant operations caused by a variety of factors, including factors outside of our control such as weather-related delays. In such an event, our ability to generate revenues will also be delayed.

On June 30, 2006, we entered into a design-build contract with Renewable Energy Group, LLC for the design and construction of the plant and subsequently consented to the assignment of our design-build agreement to Renewable Energy Group, Inc. (“REG”). REG was created as a result of a merger between Renewable Energy Group, LLC, InterWest, L.C. and West Central Cooperative. As of June 30, 2007, we have approved change orders in the amount of $829,911, which consists primarily of change orders due to an additional storage tank and our wastewater system. As of June 30, 2007, we had paid REG a total of $35,281,744 under the design-build contract and had a payable outstanding to REG in the amount of approximately $2,596,566. Additionally, pursuant to an agreement executed in December 2006, we agreed that we will issue 2,500 of our membership units to REG as payment for the last $2,500,000 of design-build services rendered by REG to us pursuant to the design-build agreement. The outstanding amount does not include costs for additional change orders, if any.
We entered into a construction contract with Schueller Construction Co. (“Schueller Construction”) to build the administrative building in September 2006. Schueller Construction has completed construction of the administrative building, and we have paid them in full for the administrative building in the amount of $323,127. The owner of Schueller Construction, William Schueller, is the chairman of our board of directors.
Utilities
We entered into a water supply agreement with the City of Farley on June 8, 2007. Pursuant to this agreement, the City of Farley has agreed to supply the water necessary to operate the biodiesel plant. We have agreed to a minimum daily use of 50,000 gallons of water per day and we will be billed by the City of Farley for at least 50,000 gallons per day. We will pay the City of Farley 1.25 times the normal rate for any water we consume in excess of 150,000 gallons per day. The maximum usage under the agreement of 150,000 gallons per day will be measured quarterly, and we will be in breach of the agreement if we exceed this maximum usage for any quarter or for the whole year. The terms of the agreement continues for as long as there is a water use permit in effect for the City of Farley.
We also entered into a Sewer Use Agreement with the City of Dubuque on May 20, 2007. This agreement is for the receiving and processing of our plant’s wastewater. The term of this agreement runs from May 20, 2007 until July 30, 2012. The agreement provides for sewage treatment rates based on a schedule in the agreement and provisions in the City of Dubuque ordinances. The agreement establishes maximum discharge amounts based partially on the wastewater permits held by the City of Dubuque. If we exceed the discharge limitations in the agreement, we will have 10 working days after receiving written notice of the violation from the City of Dubuque to come into compliance. We will be charged a surcharge of $100 per day if we discharge water that falls outside of the acceptable pH range specified in the contract. The agreement can be terminated by the City of Dubuque should we fail to pay any amount due under the agreement within 30 days of the due date. The City of Dubuque may also terminate the agreement if we breach any of the term of the agreement and do not correct our breach of the agreement within 90 days.
On December 15, 2006, we entered into an agreement with Cornerstone Energy, Inc. to provide all of the natural gas we will require at the biodiesel plant. The term of the agreement is two years commencing on June 1, 2007. The term of the agreement automatically renews for successive one month periods following the initial term unless either party gives thirty days written notice. Under our agreement, Cornerstone will provide us with price management services including option and price hedging and market analysis services. Cornerstone Energy delivers natural gas to the edge of the City of Farley. We have a separate agreement with Aquila, Inc. who will deliver the natural gas from the edge of the City of Farley to our biodiesel plant. Our agreement with Aquila only relates to transportation of the natural gas that we purchase from Cornerstone. Our agreement with Aquila has a five year term commencing on the date when Aquila commences delivering natural gas to our project site.
Permitting and Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. As of June 30, 2007 we have not yet incurred any expenses in complying with environmental laws, including the cost of obtaining permits. Any costs related to environmental compliance and permitting have been paid by REG.

REG has assisted us in obtaining our required permits. We have obtained all of the required air, water, construction and other permits necessary to construct the plant and have obtained or are in the process of obtaining all the permits necessary at this time to operate the plant. We are in the process of obtaining an ID number from the EPA for any hazardous waste that may result from our production of biodiesel. The following chart lists the various permits for which we have applied or have already received:

Permit:	Status:
Spill, Prevention, Control and Countermeasures Plan	We will have in place a Spill, Prevention, Control and Countermeasures (SPCC) Plan within 45 days of start-up of the plant. This plan will require inspection by a certifying professional engineer.
VOC Emissions from Equipment Leaks Permit- Construction	We have obtained the construction permit.
VOC Emissions from Equipment Leaks Permit- Operation	Because of the amounts of pollution our plant is projected to produce, we do not anticipate needing this permit. If we do need this permit we have 12 months following the start of production to draft a plan for the air operations permit.
Boiler Permit 1	We have obtained this permit from the Iowa Department of Natural Resources.
Boiler Permit 2	We have obtained this permit from the Iowa Department of Natural Resources.
Biodiesel Process/Flare Permit	We have obtained this permit from the Iowa Department of Natural Resources.
NPDES Storm water General Permit — Operation	The plan and permit application has been drafted. This permit will require inspection by a certified professional engineer. This permit will also involve a Storm Water Pollution Prevention Plan which has been drafted. We anticipate that this permit will be received in late October 2007 or early November 2007.
NPDES Storm water General Permit — Construction	We have obtained this permit. We also have in place the Storm Water Pollution Prevention Plan as required by this permit.
NPDES Wastewater Discharge Permit	The City of Farley will handle our domestic waste water and non-contact water from the cooling tower, blow-down, boiler blow-down and reverse osmosis reject water. The City of Dubuque will handle our process water. We have submitted a Wastewater Treatment Agreement to the City of Dubuque.
Tier II Report	Because we were not operational in 2006, we were not required to file a Tier II Report for 2006. We will, however, be required to file a Tier II Report prior to March 1, 2008 for year 2007. We have a process in place for filing this report.
Superfund Amendments and Reauthorization Act (SARA) Section 313 Form R	Because we were not operational in 2006, we are not required to file Form R for 2006. We will, however, be required to file Form R prior to July 1, 2008 for year 2007. We have a process in place for filing this report.
Resource Conservation and Recovery Act (RCRA) Hazardous Materials ID Number	We have applied for the Hazardous Materials ID Number and are currently waiting for the RCRA Form Subtitle C.
Alternative Fuels Registration	This must be submitted to the EPA, along with product quality testing analysis, after start-up of our facility. We anticipate this will be complete within the next six months.
Above Ground Storage Tank	We received approval from the Iowa State Fire Marshall’s office on June 20, 2006.
There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse outcome in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Plant Management, Feedstock Procurement and Marketing
We entered into a Management and Operational Services Agreement with REG, our design-builder, on August 29, 2006 to provide management and operational services for our facility. REG’s objective is to offer a comprehensive set of management, procurement, marketing and construction services to the biodiesel industry. Pursuant to our agreement with REG, REG will provide for the overall management of our plant, place a general manager and an operations manager at our plant, acquire feedstock and basic chemicals necessary for the operation of the plant and perform the administrative, sales and marketing functions for the plant. The sales and marketing functions will include marketing all our biodiesel and glycerin. As a result, any loss of REG as our marketer for our products or any inability of REG to successfully market our products could have a significant negative impact on our revenues. Under the terms of the agreement, REG takes title to the biodiesel when loaded for delivery FOB the plant and will sell the biodiesel under REG’s brand name, SoyPower. In exchange for these services, we have agreed to pay REG a monthly fee. In addition, the agreement provides for the payment of a yearly bonus based on profitability of the plant, and not to exceed $1,000,000. The agreement has an initial term of three years after the end of the first month of production and will be renewed for successive one-year terms unless either party gives a written notice of termination at least twelve months in advance of the proposed termination date.
REG has provided us with a general manager and operations manager pursuant to the Management and Operational Services Agreement. REG hired Tom Brooks in February 2007 to serve as our general manager. Since February, Mr. Brooks has been overseeing the development and start-up of our facility and has worked closely with our board of directors. In spring 2007, REG hired Mike Chandler to serve as our operations manager. He is responsible for scheduling our biodiesel production, managing our plant technology, and overseeing facility and equipment maintenance.
Biodiesel Toll Manufacturing Agreement
On July 9, 2007, we entered into a toll manufacturing agreement with REG, who designed and built our plant and provides plant management services to us. According to the toll manufacturing agreement, we will produce biodiesel using canola oil provided by REG. We will deliver biodiesel to REG under the agreement between August 2007 and October 2007. REG is required to pay for the canola oil feedstock and we will pay all other production costs. Pursuant to the contract, we will receive a flat fee per gallon of biodiesel produced from REG. The biodiesel we will produce under this agreement will be delivered FOB at our biodiesel plant. The risk of loss under the contract will transfer to REG at the time it receives the biodiesel from our plant.
Distribution of Principal Products
Our products can be delivered by truck or rail. Our property is on the Canadian National Railroad. We have established rail service directly to the plant so that we will be able to ship biodiesel to our customers. We entered into an Industry Track Agreement with the Canadian National Railroad on June 15, 2007, for the use, operation, and maintenance of track to serve the plant. The agreement may be terminated by either party by giving 60 days written notice. If the portion of track that services the plant is not used for a consecutive 12 month period, the railroad will consider the track abandoned which would allow the railroad to remove the track owned by the railroad. We will be responsible for the maintenance costs associated with the portion of the track we own. We paid Canadian National $242,385 to construct two new turnouts to service the plant. We believe that the two turnouts that were constructed will be sufficient to satisfy our needs into the foreseeable future.
Administration and Employees
On January 15, 2006, we entered into an independent contractor agreement with Ed Recker, an unrelated party, under which Mr. Recker agreed to serve as our project manager in exchange for $1,000 per week. On July 7, 2006 this contract was modified to increase Mr. Recker’s compensation to $2,000 per week. Mr. Recker’s last day of employment with us was June 26, 2007. Mr. Recker and Western Dubuque decided that his duties as project manager had been fulfilled and his services were complete on that day.

Our general manager and operations manager are employed by REG and have been placed at our facility pursuant to our Management and Operations Agreement. We directly employ all other employees and have sole responsibility for the terms and conditions of employment. Pursuant to the management and operational services agreement, REG assists us in hiring and training our personnel and provides human resource and payroll assistance. The compensation and benefits associated with the position of general manager and operations manager are paid by REG. We are responsible for other staff and personnel costs.
As of June 30, 2007, we have hired twenty-seven (27) full-time employees, in addition to the two employees hired by REG, as discussed above. We have hired all necessary employees to operate the plant except one lab assistant which we expect to hire in the near future. We may also hire an additional shipping and receiving employee. The chart below summarizes the type and number of positions that we have filled.

JOB TITLE	NUMBER EMPLOYEES
Process Operator	16
Accounting Manager	1
Mechanic	2
Shipping/Receiving	3
Operations Supervisor	2
Quality Assurance Manager	1
Office Manager	1
Office Administrative Assistant	1
Total	27
Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
We expect biodiesel sales to constitute the bulk of our future revenues. We are subject to industry-wide factors that will affect our operating and financial performance. These factors include, but are not limited to: growth and increased competition in the biodiesel industry, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives; and the cost of complying with extensive environmental laws that regulate our industry.
Growth and Increased Competition in the Biodiesel Industry
Biodiesel production continues to grow as additional plants become operational. According to the National Biodiesel Board in a September 30, 2006 report, the biodiesel manufacturing industry is experiencing rapid growth. In 2005, approximately 75 million gallons of biodiesel were produced in the United States, which was estimated by the National Biodiesel Board to be three times higher than 2004 biodiesel production. In 2006, the National Biodiesel Board estimated that 250 million gallons of biodiesel were produced, which is approximately three times higher than 2005 biodiesel production. Some biodiesel plants, however, have not operated at full capacity as biodiesel production capacity has exceeded biodiesel consumption. The National Biodiesel Board estimates that as of June 7, 2007, the current dedicated national biodiesel production capacity was approximately 1.39 billion gallons per year. Further, the National Biodiesel Board estimates that as of June 7, 2007, additional plants currently under construction or expansion, if realized, are expected to increase national biodiesel production capacity by 1.89 billion gallons per year, resulting in a projected total annual production capacity of 3.28 billion gallons. Thus, the total estimated annual production capacity of plants nationwide far exceeds the estimated 2006 annual consumption of biodiesel, which the National Biodiesel Board reported to be approximately 250 million gallons. In a September 30, 2006 study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will only increase to 650 million gallons by 2015, far below the current estimated production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory and judicial decision makers and help resolve commercial disputes. Excess production capacity will result if biodiesel production capacity continues to expand at its current pace and demand does not grow to meet the available supply.

Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Biodiesel production at our plant will require significant amounts of soybean oil and other inputs. We do not have any long-term commitments to acquire soybean oil and other inputs for biodiesel production at our plant. If overproduction of biodiesel occurs, we will face increased competition for inputs which means that we may be unable to acquire necessary inputs at favorable prices or at all. Additionally, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel could significantly reduce our profit margins.
According to the National Biodiesel Board, commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous other entities considering the construction of biodiesel plants across the country. Nationally, the biodiesel industry will likely become more competitive given the substantial construction and expansion that is occurring in the industry. In June 2007, the National Biodiesel Board estimated:
•	there were 148 active plants with an annual production capacity of 1.39 billion gallons;

•	there were 96 plants currently under construction and an additional 5 plants undergoing expansion of their existing operations;

•	the additional combined capacity of these plants under construction or expansion is estimated at 1.89 billion gallons per year;

•	biodiesel plants are operating or have been proposed in at least 46 states; and

•	there are currently 11 operating biodiesel plants in Iowa.
According to the Iowa Renewable Fuels Association, there is at least one additional company in Iowa that currently has a biodiesel plant under construction. East Fork Biodiesel, LLC is constructing a 60 million gallon plant in Algona, Iowa, which will be the largest biodiesel plant in Iowa when it is completed. When additional plants and expansions are completed, they will push Iowa biodiesel production capacity to more than 300 million gallons per year, including the added capacity due to the completion of our plant. In addition to the existing plants and those currently under construction, multiple other companies have announced plans to construct biodiesel facilities in Iowa. Southern Iowa BioEnergy, LLC plans to build a 30 million gallon per year multi-feedstock plant near Lamoni, and Farmer’s Cooperative Company intends to construct a 30 million gallon per year multi-feedstock plant near Marble Rock. Additionally, Hawkeye Bio Energy, LLC intends to construct a 60 million gallon per year multi-feedstock plant near Camanche. Northern Bio Energy, LLC is planning to construct a 60 million gallon per year biodiesel facility near Estherville, and Raccoon Valley Bio-Diesel, LLC has announced plans to build a 60 million gallon per year soybean oil biodiesel project near Storm Lake. Further, Nishna Valley Bioenergy, LLC plans to construct a 60 million gallon per year facility near Manilla, Natural Innovative Renewable Energy, L.L.C. plans to construct a 60 million gallon per year plant near Akron, and Soy Energy, LLC plans to construct a 30 million gallon per year biodiesel plant near Marcus. These companies are in the process of raising equity for their biodiesel facilities. The biodiesel industry is becoming more competitive on both a national and state-wide basis due to the substantial construction and expansion that is occurring in the industry. In the future, the combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our members’ investment.

We expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could impact demand for biodiesel. The most significant of these incentives are the Volumetric Ethanol Excise Tax Credit (VEETC) and the Renewable Fuels Standard (RFS). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats. The effect of VEETC will be to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. The RFS mandates that refiners use 7.5 billion gallons of renewable fuels annually by 2012. The standard started at 4 billion gallons in 2006 and increases to 7.5 billions in 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry.
Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions. Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
Increased Prices and Decreased Production of Feedstock
Our business is sensitive to feedstock prices. The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70-90% of the overall cost of producing biodiesel. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Fluctuation in the price of feedstock may change our return on investment. As a result, if the costs of feedstock increase, our members may receive lower than anticipated returns on their investment.
Because there is little or no correlation between the price of feedstock and the market price of biodiesel, we cannot pass along increased feedstock prices to our customers. As a result, increased feedstock prices may result in decreased revenues. The Biodiesel Magazine reported in July 2007 that stable, affordable diesel fuel prices coupled with high feedstock prices may make it difficult for biodiesel to stay competitive with comparable fuels. The Biodiesel Magazine also reported that a loss of soybean acres to corn needed to supply the ethanol industry further increased the competition for soybean oil. The United States Department of Agriculture (USDA) reported on June 29, 2007 that in 2007-2008 U.S. corn production is estimated to increase 18.3%, and as a result, soybean production is expected to decrease 13.9% to 74.7 million tons. The Biodiesel Magazine reported in July 2007 that margins for soy oil were so small that most hedging efforts were not profitable. In early June, the price of soybean oil for the July contract on the Chicago Board of Trade reached $0.36 a pound, the highest price since 1984. The USDA’s July 13, 2007 Oil Crops Outlook Report forecasted that soybean oil prices would set a new record high, with the projected 2007-2008 price being $0.32 to $0.36 per pound. This increase in projected price is due largely to less acres being planted with soybeans, with acreage currently at a 12 year low. If the availability of soybean oil continues to decrease and the price of soybean oil continues to increase, we may be unable to obtain adequate quantities of feedstock at economical prices, which could have a material adverse effect on our business.

Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. As we have commenced operations, we are in the process of implementing critical accounting policies. These policies are described in the notes to the financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Liquidity and Capital Resources
As of June 30, 2007, we had the following assets: property, plant and equipment of $40,471,216, current assets of $1,982,460 and total assets equaling $42,977,051. As of June 30, 2007, we had total current liabilities of $3,856,286 and long-term debt of $16,595,164. Members’ equity was $22,525,601 as of June 30, 2007, and consisted of an accumulated deficit of $1,204,495 and members’ contributions, net of the cost of raising capital, of $26,230,096. For the six months ended June 30, 2007, we had no revenues and a net loss of $305,481.
Sources of Funds
The total project cost for the plant is estimated to be approximately $58,600,000 assuming no unknown material changes are required. We financed the development and construction of the plant with a combination of equity and debt capital. Based upon our current total project cost estimate of $58,600,000, we expect our equity and available debt capital sources to be sufficient to complete plant construction and commence operations. We do not expect to raise any additional funds in the next twelve months. The following schedule sets forth our sources of capital:

		Percent of
Source of Funds		Total
Member Equity, Intrastate Offering ($1,000 per unit)	$19,279,000	31.38%
Member Equity, Director’s Exercised Options	$650,000	1.06%
Member Equity, Seed Capital ($500 per unit)	$3,100,000	5.05%
Member Equity, Final Construction Loan Payment ($1,000 per unit)	$2,500,000	4.07%
Debt Financing	$35,500,000	57.80%
Loan/Grant Funding (IDED)	$400,000	.65%

Total Sources of Funds(1)	$58,929,000	100.00%

(1)
This amount excludes non-cash equity compensation recognized by our company in connection with the units paid to The Biodiesel Group as compensation under their consulting agreement with the company and its director’s unit option plan.

Equity Financing
We initially raised $3,100,000 in equity from our seed capital investors. We also conducted a registered offering of our membership units in the State of Iowa, pursuant to which we raised an additional $19,279,000 in equity. On January 15, 2007 we raised an additional $650,000 by issuing 1,300 of our units to directors that exercised a unit option agreement. We have therefore raised a total of $23,029,000 in equity. Additionally, in December 2006 we agreed to issue 2,500 units to REG upon completion of our biodiesel facility as payment for the last $2,500,000 owed under our design-build agreement.

Debt Financing
In October 2006, we closed on our $35,500,000 debt financing with Marshall Bankfirst Corporation (Bankfirst). The financing with Bankfirst provides for a $35,500,000 term loan, with an interest rate during construction (the first 14 months following loan closing) of 0.75% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal. During the term (the remaining 60 months on the loan), we have two options for interest. We must select an option and notify Bankfirst of our choice within 15 days of the beginning of the term. The first option is a floating rate at 0.25% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal on the Conversion Date. The second option is a fixed rate at 3.00% over the five-year LIBOR/Swap Curve Rate on the Conversion Date. The LIBOR/Swap Curve Rate is published by Bloomberg Market Data L.P. and will be based on the number in the Interest Rates and Bonds column of The Wall Street Journal on the day following the initial funding date. We will choose between a fixed and variable rate at the end of the construction phase of our project.
The agreement requires that during the construction phase we make 14 consecutive monthly interest payments commencing on December 1, 2006 and continuing on the first day of each month thereafter to and including January 1, 2008. The amount of the interest installments shall be equal to the interest accrued on the unpaid principal balance of the loan measured from the first day of the construction phase. Term phase payments shall begin upon completion of the project, but in no event later than January 1, 2008 and on the first day of each month thereafter, 59 monthly payments of principal and interest shall be due and payable through and including January 1, 2013. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, shall be due and payable in full on January 1, 2013.
The term loan imposes various covenants upon us which may restrict our operating flexibility. The term loan requires us to deposit $5,000,000 in a restricted account to be used for commodity risk management purposes. We will also be required to maintain up to $125,000 in a capital improvements reserve fund that must be replenished as we use these funds for capital improvement expenditures. We are also required to maintain certain financial ratios which may limit our operating flexibility. Commencing six months after we convert our construction loan to a term loan, we are required to maintain a debt service coverage ratio of 1.25 to 1.00. Debt coverage ratio means our earnings before taking into account interest, taxes, depreciation and amortization (excluding federal and state tax credits) compared to the maximum principal and interest payments required by the term loan. Commencing on the sixth month after the construction loan is converted to a term loan, we must maintain a fixed charge coverage ratio, as that term is defined by our term loan of 1.50 to 1.00. Further, we are required to maintain a minimum ratio of current assets to current liabilities of 1.50 to 1.00. Finally, starting on the first full calendar year following the date we convert our construction loan to a term loan, we must maintain a ratio of at least 2.50 to 1.00 of the total principal amount outstanding on our loan to our total earnings before taking into account interest, taxes, depreciation and amortization (excluding federal and state tax credits). The loan agreements require us to certify to Bankfirst at intervals designated in the loan agreements that we are meeting these financial ratios.
The term loan also imposes certain other covenants that will restrict our operating flexibility. The term loan imposes a negative covenant on distributions which may restrict our ability to distribute earnings to our members. The term loan also requires us to obtain Bankfirst’s permission prior to making any significant changes in our material contracts with third-party service providers. Further, the term loan restricts our ability to further pledge our assets for other financing that we might require and restricts out ability to make payments on any subordinated debt we might acquire.
We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. Due to Bankfirst’s security interest in our assets, we are not free to sell our assets without the permission of Bankfirst which could limit our operating flexibility. All of the requirements of our term loan are more specifically described in the loan documents we executed with Bankfirst.
Our term loan agreements provide that certain actions taken by us will constitute defaults under the term loan allowing Bankfirst to demand that we immediately repay the entire amount of the term loan and Bankfirst can satisfy our financial obligations under the term loan by foreclosing its security interest in our property. Our term loan provides that defaults occur when we do not make the required principal and interest payments required by the term loan, our failure to comply with the terms of the loan agreements, or should we default on any other indebtedness we have acquired. We will also be in default of the term loan if we have unsatisfied judgments against us that exceed $100,000 for a period of 30 days or more, should we file for bankruptcy or cease to exist as a legal entity, should we merge or consolidate with another company, should we abandon the project, if the project is destroyed or damaged by casualty or fire, if there is a change in control of Western Dubuque, or if Bankfirst reasonably deems itself insecure. As of June 30, 2007, we had borrowed $16,699,146.40 in funds on our term loan.

Pursuant to the terms of our loan agreement, we are not yet required to comply with the financial ratios set out in our loan agreement. We will commence calculating and complying with these ratios six months following the conversion of the loan to a term loan as provided in the loan agreement.
Government Programs and Grants
We have entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program and $100,000 of the loan is forgivable. We had paid $10,000 on this loan as of June 30, 2007.
Use of Proceeds
We anticipate a total project cost of approximately $58,600,000. We expect to have sufficient cash available from our lines of credit and operations to cover our costs over the next twelve months. We expect our costs over the next twelve months to include staffing, office, audit, legal, inventory, start-up and working capital. We anticipate we will make our final payment under the design-build agreement to REG in September 2007. We also anticipate significant purchases of soybean oil and other inputs necessary for biodiesel production in the next twelve months and will rely upon our cash reserves and senior and subordinated debt financing to finance our operations.
Research and Development
We do not expect to conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.
Item 3. Controls And Procedures
Management of Western Dubuque Biodiesel is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company’s internal control system over financial reporting is a process designed under the supervision of our Chairman and Principal Executive Officer (William Schueller) and Principal Financial Officer (George Davis) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.
Western Dubuque Biodiesel’s management, including Western Dubuque Biodiesel’s Chairman and Principal Executive Officer and Western Dubuque Biodiesel’s Principal Financial Officer, evaluated the effectiveness of Western Dubuque Biodiesel’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this quarterly report. Based on their evaluation of our disclosure controls and procedures, they have concluded that, except for the material weaknesses disclosed in the following paragraph, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management and the audit committee have concluded that during the period covered by this report, there were deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.” Specifically, the initial financial statements we provided to our auditors contained data for the six month periods ended June 30, 2007 and 2006, but not data for the three month period ended June 30, 2007 and 2006.
We have formed an audit committee and that committee will increase its review of our disclosure controls and procedures. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of the date of this quarterly report, Western Dubuque Biodiesel was not aware of any material pending legal proceedings to which Western Dubuque Biodiesel was a party or of which any of Western Dubuque Biodiesel’s property was subject, other than ordinary routine litigation, if any, that was incidental to Western Dubuque Biodiesel’s business. As of the date of this quarterly report, Western Dubuque Biodiesel was not aware that any governmental authority was contemplating any proceeding against Western Dubuque Biodiesel or any of the company’s property.
Item 1A. Risk Factors.
Risk factors are discussed in our registration statement on Form 10-SB. The risks described in our registration statement on Form 10-SB are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our registration statement on Form 10-SB. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in the registration statement on Form 10-SB.
The decreasing availability and increasing price of soybean oil may hinder our ability to profitably produce biodiesel and may result in plant shut downs and decreased revenues.
On June 13, 2007, the USDA reported that May average price of soybean oil was approximately $0.33 per pound. In the USDA’s July 13, 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007 through 2008 forecast being $0.32 to $0.36 per pound. This increase in the forecasted price is due largely to less acres being planted with soybeans, with acreage currently at a 12 year low as more acres are being planted with corn to supply the ethanol industry. According to the United States Department of Agriculture Economic Research Service, Oil Crops Outlook report on July 13, 2007, the United States had planted 64.1 million acres with soybeans as of June 2007, which was the lowest acreage of soybeans planted in the United States since 1995, and down from the 75.5 million acres planted in 2006. If we cannot obtain adequate supplies of feedstock, then we may be forced to temporarily shut down the plant. Temporary shut downs and increased feedstock prices may reduce our revenues from operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the period of April 1, 2007 through June 30, 2007. None of our membership units were purchased by or on behalf of our company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our company during the period of April 1, 2007 through June 30, 2007.

Item 3. Defaults Upon Senior Securities.
There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of Western Dubuque Biodiesel exceeding 5% of the total assets of Western Dubuque Biodiesel.
No material arrearage in the payment of dividends or any other material delinquency has occurred with respect to any class of membership units of Western Dubuque Biodiesel which is registered or which ranks prior to any class of registered membership units.
Item 4. Submission of Matters to Security Holders.
No matters were submitted to a vote of the members of Western Dubuque Biodiesel, through the solicitation of proxies or otherwise, during the period of April 1, 2007 through June 30, 2007.
Item 5. Other Information.
Regulation FD Disclosure
On August 8, 2007, we issued a press release through Renewable Energy Group, Inc., our design-builder, announcing the commencement of our operations. The press release is attached hereto as Exhibit 99.1. Pursuant to the rules and regulations of the Securities and Exchange Commission, such exhibit and the information set forth therein and herein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.
Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.14	Industry Track Agreement between Chicago, Central and Pacific Railroad Company and Western Dubuque Biodiesel, LLC dated June 15, 2007	1

10.15	Water Use Agreement between the City of Farley, Iowa and Western Dubuque Biodiesel, LLC dated June 8, 2007	1

10.16	Sewer Use Agreement between the City of Dubuque, Iowa and Western Dubuque Biodiesel, LLC dated May 20, 2007	1

10.17	Electric Service Agreement between Alliant Energy and Western Dubuque Biodiesel, LLC dated June 13, 2007.	1

10.18	Toll Manufacturing Agreement between Renewable Energy Group, Inc. and Western Dubuque Biodiesel, LLC dated July 9, 2007 +	1

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

Exhibit		Method of
No.	Description	Filing

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

99.1	Renewable Energy Group, Inc. Press Release dated August 8, 2007	*

(*)	Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number on our Amendment No. 1 to Registration Statement on Form 10-SB, No.000-52617, originally filed on August 10, 2007.

(+)	Confidential Treatment Requested
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DUBUQUE BIODIESEL, LLC
Date: August 14, 2007	/s/ William G. Schueller
William G. Schueller
Chairman and Director (Principal Executive Officer)

Date: August 14, 2007	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350

99.1	Renewable Energy Group, Inc. Press Release dated August 8, 2007