Form 10QSB
period 2007-09-30
Western Dubuque Biodiesel, LLC
filed 2007-11-14
CIK 1396709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended September 30, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                         to
Commission file number 000-52617
WESTERN DUBUQUE BIODIESEL, LLC
(Exact name of small business issuer as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	20-3857933 (I.R.S. Employer Identification No.)
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
As of September 30, 2007, there were 27,279 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$397,411
Margin deposits	1,234,518
Accounts receivable — related party	479,474
Inventory	834,943
Prepaid expenses	154,387

Total current assets	3,100,733

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,086,862
Office building and equipment	406,389
Plant and process equipment	37,901,532
Construction in progress	861

Total, at cost	41,395,644
Less accumulated depreciation	374,636

Total property, plant and equipment	41,021,008

OTHER ASSETS
Loan origination fees, net of amortization	499,585

TOTAL ASSETS	$44,621,326

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable:
Trade	$617,950
Related party	217,079
Construction — related party	2,519,733
Derivative instruments	363,036
Current portion of long-term debt	866,905
Accrued interest	136,431
Accrued liabilities	74,249

Total current liabilities	4,795,383

LONG-TERM LIABILITIES
Long-term debt, less current portion above	18,113,917

Total liabilities	22,909,300

MEMBERS’ EQUITY
Member contributions, net of costs related to capital contributions, 27,279 units outstanding at September 30, 2007	26,230,096
Less subscriptions receivable	(2,500,000)
Accumulated deficit	(2,018,070)

Total members’ equity	21,712,026

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$44,621,326

See accompanying notes.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2006

TOLLING SERVICE AND BYPRODUCT REVENUES — RELATED PARTY	$1,991,747	$1,991,747	$—	$—

COST OF SALES
Tolling service	1,625,892	1,625,892	—	—
Net losses on derivative instruments	471,574	471,574	—	—

	2,097,466	2,097,466	—	—

Gross profit (loss)	(105,719)	(105,719)	—	—

OPERATING EXPENSES
Consulting and professional fees	99,909	238,859	85,972	532,161
Office and administrative expenses	264,696	509,963	240,215	489,808

Total operating expenses	364,605	748,822	326,187	1,021,969

OTHER INCOME (EXPENSE)
Interest income	7,666	9,571	314,063	325,016
Net losses on derivative instruments	(76,776)	(945)	—	—
Other income	—	1,000	—	25,000
Interest expense	(274,141)	(274,141)	—	—

Total other income (expense)	(343,251)	(264,515)	314,063	350,016

NET LOSS	$(813,575)	$(1,119,056)	$(12,124)	$(671,953)

BASIC AND DILUTED LOSS PER UNIT	$(29.82)	$(41.13)	$(0.47)	$(50.74)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	27,279	27,208	25,979	13,243

See accompanying notes.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,119,056)	$(671,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	374,117	318
Amortization	15,680	—
Non cash consulting services	—	250,000
Equity based compensation	—	445,000
Effects of changes in operating assets and liabilities
Margin deposits	(1,234,518)	—
Receivables	(479,474)	—
Inventory	(834,943)	—
Prepaid expenses	(154,387)	—
Prepaid legal costs	—	25,000
Derivative instruments	363,036	—
Accounts payable	588,981	—
Accrued liabilities	74,249	18,176

Net cash provided by (used in) operating activities	(2,406,315)	66,541

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land and land options	—	(603,773)
Proceeds from the sale of property	25,000	—
Payments for office equipment, office building and construction in progress	(16,753,671)	(6,764,728)

Net cash used in investing activities	(16,728,671)	(7,368,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan origination fees	—	(50,000)
Cost of raising capital	—	(207,276)
Proceeds from long-term debt	18,605,822	400,000
Payments on long-term debt	(20,000)	—
Capital contributions	650,000	22,229,000

Net cash provided by financing activities	19,235,822	22,371,724

NET INCREASE IN CASH AND CASH EQUIVALENTS	100,836	15,069,764

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,316	112,466

CASH AND CASH EQUIVALENTS, END OF PERIOD	$180,152	$15,182,230

See accompanying notes.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Western Dubuque Biodiesel, LLC located in Farley, Iowa was organized on November 14, 2005 to own and operate a 30 million gallon annual production biodiesel plant for the production of fuel grade biodiesel. The Company’s fiscal year ends on December 31. Significant accounting policies followed by the Company are presented below. The Company began its principal operations in August 2007. Prior to that date, the Company was considered to be in development stage.
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
Revenue Recognition
Revenue from the production of biodiesel and related products is recognized under the terms of a tolling service agreement. Revenue is recorded upon the transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at September 30, 2007.
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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007
The Company has entered into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from SFAS No. 133.
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. All derivative contracts at September 30, 2007 are recognized in the balance sheet at their fair value.
At September 30, 2007, the Company recorded a net liability for these derivatives instruments of $363,036. Realized and unrealized gains and losses on derivative instruments were included in other income (expense) before the Company commenced operations. The Company had recorded an increase to other expense of $76,776 and $945, related to derivative contracts for the three months and nine months ended September 30, 2007, respectively. Once the Company began operations, unrealized gains and losses on derivative instruments are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. The Company has recorded an increase to cost of sales of $471,574 related to derivative contracts for the three and nine months ended September 30, 2007, respectively.
Inventories
Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.
Property and Equipment
Property and equipment are stated at cost.  Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. The Company initiated operations in August 2007. As a result, the period ended September 30, 2007 was the initial period for depreciation related to the plant assets placed in service.
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets determined as follows:

Years
Land improvements	20 – 40
Office equipment	5 – 10
Office building	30
Plant and process equipment	10 – 40
The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment for interest incurred during the construction phase. For the three months and nine months ended September 30, 2007, the Company capitalized interest of $253,694 and $446,869, which is included in property, plant and equipment on the accompanying balance sheet.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months and nine months ended September 30, 2007 was $23,790 and $63,439, of which $47,579 is capitalized as part of construction period interest. This amount is included in property, plant, and equipment on the accompanying balance sheet.
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
The Company adopted a Unit Option agreement in March 2006 under which options to acquire 1,300 membership units of the Company were granted to the directors at $500 per unit. The options were exercisable upon the closing of the equity offering and securing debt financing (financial closing) and would have expired thirty days after the closing of the equity offering and securing debt financing. This agreement was amended in November 2006 and extended the term of the options to the time before funds are drawn on the loan secured from lenders to capitalize the project set forth in the offering. The Company accounted for stock option grants using the recognition and measurement principles of FAS 123(R). As a result, $658,372 of stock-based compensation was reflected in statement of operations for the year ended December 31, 2006, based on the difference between the exercise price and the fair market value of the underling units on the date of grant. The Company used the Black-Scholes-Merton option pricing model to calculate the fair value using the following assumptions: Dividend rate 0%, risk free interest rate 5.25%, volatility rate of 1%, and expected lives of three months. These options were exercised in January 2007 and additional capital of $650,000 was accepted in exchange for 1,300 units. No stock-based compensation was recognized for the three months and nine months ended September 30, 2007. The amortized stock-based compensation recognized for the three months and nine months ended September 30, 2006, was $213,000 and $445,000, respectively.
Income Taxes
The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes.  Under this type of organization, the Company’s earnings pass through to the partners and are taxed at the partner level.  Accordingly, no income tax provision has been calculated.  Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. The differences were not material for the nine months ended September 30, 2007.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007
Earnings Per Unit
Earnings per unit are calculated based on the period of time units have been issued and outstanding. Units issued under the directors’ option plan have not been included in the calculation because their inclusion would have been antidilutive.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products under the tolling service agreement are raw materials (hydrochloric acid, methanol, and other catalysts), energy (natural gas and electricity), labor and depreciation on process equipment.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in the cost of sales.
Environmental Liabilities
The Company’s operations are subject to federal, state and local environmental laws and regulations. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage, and use of hazardous materials to prevent material, environmental, or other damage; and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.
Reclassifications
The presentation of certain items in the condensed statements of operations for the three and nine months ended September 30, 2006 has been changed to conform to the classifications used for the three and nine months ended September 30, 2007. These reclassifications had no effect on member’s equity, net income, or cash flows as previously reported.
NOTE 2 — INVENTORY
Inventory as of September 30, 2007 consists of:

Raw material	$355,434
Work in progress	367,678
Finished goods	111,831

Total	$834,943

NOTE 3 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows at September 30, 2007:

Note payable to Marshall BankFirst for construction loan - see details below	$18,605,822

Note payable to the Iowa Department of Economic Development - see details below	375,000

Total	18,980,822

Less current portion	866,905

Long-term portion	$18,113,917

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007
The estimated maturities of long-term debt at September 30, 2007, are as follows:

2008	$866,905
2009	1,366,068
2010	1,530,161
2011	1,658,512
2012	1,718,916
Thereafter	11,840,260

Total	$18,980,822

The Company has available loan commitments from Marshall BankFirst. The commitment is the lesser of $35,500,000 or sixty one percent of total project costs. The loan term is seventy-four months which consists of the construction phase during the first fourteen months and the term phase which will commence following the first day of the fifteenth month of the loan term, for the remaining sixty months. The construction phase will expire in December 2007 and the term phase commences in January 2008. Monthly interest payments are required during construction phase with monthly interest and principal required during the term phase to be based on a ten year principal amortization. The loan commitment also includes a provision for additional payments once the term phase begins, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. Interest during the construction phase will float at 75 basis points over the prime rate as published in the Wall Street Journal (8.50% at September 30, 2007). During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. The agreement includes a two percent prepayment penalty during the construction phase. The agreement also includes provisions for reserve funds for interest, debt service, capital improvements and working capital. The notes are secured by essentially all of the Company’s assets. The Company had borrowings of $18,605,822 under this agreement as of September 30, 2007. The Company has available $16,894,178 to be borrowed at September 30, 2007.
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
The Company has issued a $145,165 letter of credit through American Trust Bank in favor of Aquila, Inc. The letter of credit is effective for the period February 6, 2007 through February 6, 2008. The Company has available $145,165 to be borrowed at September 30, 2007.
NOTE 4 — MEMBERS’ EQUITY
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007
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
In December 2006 the Company entered into a written agreement to issue 2,500 units with the Renewable Energy Group, Inc. (REG, Inc.) who is contracted to build the facility and provide the management and operational services for the Company (see Note 7). REG, Inc., is a related entity formed by the Company’s original general contractor (Renewable Energy Group, LLC). (See Note 6). The agreement provides for the issuance of 2,500 membership units to the contractor upon completion of construction. The $2,500,000 consideration for the units will be deducted from the final payments made by the Company relating to the construction agreement of the biodiesel facility. The 2,500 units are considered subscribed as of September 30, 2007. The calculation of diluted shares will be impacted when the aforementioned units are actually issued.
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
NOTE 5 — CONCENTRATION OF CREDIT RISK
The Company maintains cash balances at a financial institution in its trade area.  The account is secured by the Federal Deposit Insurance Corporation up to $100,000.  At times, the Company’s bank balance may exceed $100,000.
NOTE 6 — CASH FLOW DISCLOSURES
The Company had the following noncash investing and financing transactions:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Cash paid for interest, net of capitalized interest of $446,869	$137,710	$—

Services provided for units previously issued, costs included in start-up expenses	$—	$250,000

Construction in progress in accounts payable and accrued interest	$2,519,733	$3,189,224

Cost of raising capital in accounts payable	$—	$207,276

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007
NOTE 7 — RELATED PARTY TRANSACTIONS
In November 2005, the Company entered into an agreement with an entity owned by five members of the Company for project development services. The fee for these services was $120,000, payable in monthly installments of $20,000 plus reimbursement of all reasonable expenses incurred. In addition, a total of 500 units, valued at $250,000 have been issued to the individual members of the related party. The engagement terminated 30 days after the plant was operational. The agreement may be terminated at any time by either party upon thirty days prior written notice. The Company incurred project development fees totaling $-0- for the three months and nine months ended September 30, 2007 and $37,000 and $370,000 for the three months and nine months ended September 30, 2006.
In December 2005, the Company approved the hiring of an entity owned by family members of one of the founding members of the Company. The entity was hired to prepare a feasibility study, prepare a business plan and perform lender negotiation services. The Company paid fees of $-0- and $65,278 for the three months and nine months ended September 30, 2007 and 2006, respectively.
The Company’s general contractor (Renewable Energy Group, LLC) entered into an agreement to construct the plant. On July 31, 2006 the general contractor formed a new related entity called Renewable Energy Group, Inc. (REG, Inc.). The new entity, REG, Inc. is contracted to provide the management and operational services for the Company. On August 9, 2006, REG, LLC assigned its construction agreement to the newly formed entity REG, Inc., which will be the general contractor. For the periods ended September 30, 2007 and 2006, the Company incurred construction costs with the contractor of approximately $38,500,000 and $9,300,000 respectively. Construction payable to the contractor at September 30, 2007 was $2,519,733.
The Company incurred management and operational service fees, feed stock procurement fees and sales fees with REG, Inc. For the periods ended September 30, 2007 and 2006, the Company incurred fees of $217,079 and $-0-, respectively. The amount payable to REG, Inc. as of September 30, 2007 was $217,079.
A member of the board of directors is also a member of the board of directors of the Company’s depository bank.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
The Company entered into an agreement with REG, Inc. to provide certain management and operational services. The agreement provides for REG, Inc. to place a general manager and operations manager, acquire substantially all feed stocks and basic chemicals necessary for production, and perform substantially all the sales and marketing functions for the Company. The agreement with REG, Inc. requires a per gallon fee, paid monthly, based on biodiesel production and sales figures. In addition, the agreement requires an annual bonus based on a percentage of the plant’s profitability with such bonus not to exceed $1,000,000 per year.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007
In July 2007, the Company entered into a tolling service agreement with REG, Inc. to process a specified number of gallons of biodiesel from August to October 2007. Under the terms of the agreement REG, Inc. is to provide the raw material feedstock and pay a specified price per gallon for processing.
The Company leased office space on a month-to-month basis. Rent expense for the three months and nine months ended September 30, 2007 was $-0- and $450, respectively. Rent expense for the three months and nine months ended September 30, 2006 was $900 and $2,550, respectively.
NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company believes the carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The Company has entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contacts as of September 30, 2007 was 21,000,000 pounds of soybean oil for delivery from October 2007 to December 2007 with basis contracts ranging from $.0225 to $.0285 cents per pound under the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts at September 30, 2007 was approximately $894,000 higher than the agreed upon cost. The carrying amount of long-term obligations approximates fair value based on estimated interest rates for comparable debt.

Item 2. Management’s Discussion and Analysis or Plan of Operations
Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;

•	Continued higher than average prices of vegetable oils, particularly soybean oil and/or increases in the prices of other feedstock;

•	Decreased availability of soybean oil or other feedstock for any reason, including reduction in soybean production due to increased corn production to service the ethanol industry;

•
Our ability to locate alternative feedstock to replace soybean oil (such as refined animal fats) if desirable or necessary, particularly since we lack pretreatment capabilities to enable us to process raw animal fats at our plant.

•	Our ability to market our products and our reliance on our marketer to market our products;

•	Our ability to enter into toll manufacturing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;

•
Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to our plant operations and their enforcement; and the ability of the biodiesel industry to successfully lobby for mandates or other legislation beneficial to the biodiesel industry;

•	Total U.S. consumption of diesel and biodiesel and consumer attitudes regarding the use of biodiesel;

•
Changes in plant production capacity or technical difficulties in operating the plant for any reason, including changes due to events beyond our control or as a result of intentional reductions in production or plant shutdowns;

•	Changes in interest rates or the availability of credit needed to continue our operations in the event that income from operations is insufficient for us to continue biodiesel production;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes and advances in biodiesel production technology, including the ability of our competitors to process raw animal fats or other feedstock which we are unable to process;

•	Competition from alternative fuels; and

•	Other factors described elsewhere in this report.

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
Overview
Western Dubuque Biodiesel was formed on November 14, 2005 as an Iowa limited liability company for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant near Farley, Dubuque County, Iowa and engaging in the production and sale of biodiesel and its primary co-product, glycerin.
When our fiscal year ended December 31, 2006, we had total assets exceeding $10,000,000 and more than 500 unit holders; as a result, we were required to file a registration statement on Form 10-SB to register our securities under the Securities Exchange Act of 1934. Because our membership units are now registered, we are subject to periodic reporting requirements. We must also comply with the proxy and tender offer rules, and our directors, officers and significant unit holders are now subject to additional reporting obligations.
On August 1, 2007, construction of our biodiesel plant was substantially complete, and we produced our first batch of biodiesel. On October 1, 2007, we received a certificate of substantial completion for our plant from our design-builder, Renewable Energy Group, Inc. (“REG”). From August 1, 2007 through September 30, 2007, we produced approximately 4,200,000 gallons of biodiesel under a Toll Manufacturing Agreement with REG, which is described elsewhere in this report.
Because we became operational during the period covered by this report, we do not yet have comparable income, production and sales data for the nine months ended September 30, 2007. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the nine months ended September 30, 2007 and the nine months ended September 30, 2006, it is important that you keep this in mind.
Plan of Operations for the Next 12 Months
We expect to spend the next twelve months (1) operating our plant and engaging in the production of biodiesel; (2) procuring inputs for biodiesel production; and (3) marketing our biodiesel and its primary co-product, glycerin. We expect to fund our operations during the next 12 months using cash flow from our credit facilities and our continuing operations.
Completion of Plant Construction and Start-up of Plant Operations
Our plant was constructed pursuant to a design-build contract with Renewable Energy Group, LLC executed June 30, 2006 for the design and construction of the plant. We subsequently consented to the assignment of our design-build agreement to Renewable Energy Group, Inc. (“REG”). As of September 30, 2007, we have approved change orders in the amount of $849,644, which consist primarily of change orders due to biodiesel storage tanks and our wastewater system. As of September 30, 2007, we had paid REG a total of approximately $36,000,000 under the design-build agreement and had a payable outstanding to REG in the amount of approximately $2,519,733. Pursuant to an agreement executed in December 2006, we agreed that we will issue 2,500 of our membership units to REG as payment for the last $2,500,000 of design-build services rendered by REG to us. These units have not been issued; we expect to issue them to REG after the final inspection of our plant.
On August 1, 2007, construction of our plant was substantially complete and we produced our first batch of biodiesel. As of September 30, 2007, we had produced approximately 4,200,000 gallons of biodiesel at the plant. On October 1, 2007, we received a certificate of substantial completion for our plant from REG.

Plant Management, Feedstock Procurement and Marketing
REG provides management and operational services for our facility pursuant to a Management and Operational Services Agreement dated August 29, 2006. REG’s objective is to offer a comprehensive set of management, procurement, marketing and construction services to the biodiesel industry. Pursuant to our agreement with REG, REG is required to provide for the overall management of our plant, place a general manager and an operations manager at our plant, acquire feedstock and basic chemicals necessary for the operation of the plant and perform the administrative, sales and marketing functions for the plant. The sales and marketing functions include marketing all our biodiesel and glycerin. As a result, any loss of REG as our marketer for our products or any inability of REG to successfully market our products could have a significant negative impact on our revenues. Under the terms of the agreement, REG takes title to the biodiesel when loaded for delivery FOB the plant and will sell the biodiesel under REG’s brand name, SoyPower. In exchange for these services, we have agreed to pay REG a monthly fee. In addition, the agreement provides for the payment of a yearly bonus based on profitability of the plant, not to exceed $1,000,000. The agreement has an initial term of three years after the end of the first month of production and will be renewed for successive one-year terms unless either party gives a written notice of termination at least twelve months in advance of the proposed termination date.
Pursuant to the Management and Operational Services Agreement, REG has provided us with a general manager, Tom Brooks; and an operations manager, Mike Chandler. Our general manager has worked closely with our board of directors to oversee the development and start-up of operations of our facility. Our operations manager is responsible for scheduling our biodiesel production, managing our plant technology, and overseeing facility and equipment maintenance.
Toll Manufacturing Agreement
On July 9, 2007, we entered into a toll manufacturing agreement with REG.  Under the toll manufacturing agreement, we produced biodiesel using canola oil provided by REG.  REG was required to pay for the canola oil feedstock, and we paid all of the other production costs. Pursuant to the contract, we received a flat fee from REG per gallon of biodiesel produced. We delivered biodiesel to REG under the agreement between August 2007 and November 2007.
The toll manufacturing agreement allowed us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel. Following the end of the period covered by this report, our toll manufacturing agreement terminated and we stopped producing biodiesel under the agreement. As a result, we are currently purchasing our own feedstock to operate the biodiesel plant and expect to continue to do so in the future unless we can secure another toll manufacturing agreement or similar arrangement. Soybean oil and other feedstock prices have recently been high. If we cannot purchase the feedstock required to operate the biodiesel plant at a price which would allow us to operate profitably, or if we cannot secure another toll manufacturing agreement, we may have to temporarily cease operations at the biodiesel plant.
Distribution of Principal Products
Our products can be delivered by truck or rail. Our property is on the Canadian National Railroad. We have established rail service directly to the plant in order to ship biodiesel to our customers. We entered into an Industry Track Agreement with the Canadian National Railroad on June 15, 2007, for the use, operation, and maintenance of track to serve the plant. In addition, we paid Canadian National to construct two turnouts. We believe that the two turnouts will be sufficient to satisfy our needs into the foreseeable future.
Administration and Employees
Our general manager and operations manager are employed by REG and have been placed at our facility pursuant to our Management and Operational Services Agreement. We directly employ all other employees and have sole responsibility for the terms and conditions of employment. Pursuant to the Management and Operational Services Agreement, REG assists us in hiring and training our personnel. The compensation and benefits associated with the positions of general manager and operations manager are paid by REG. We are responsible for other staff and personnel costs.

As of September 30, 2007, we have hired twenty-nine (29) full-time employees, in addition to the two employees hired by REG discussed above. We have hired all employees currently needed to operate the plant and do not intend to hire additional employees at this time. The chart below summarizes the type and number of positions that we have filled.

Job Title	Number of Employees
Process Operator	16
Accounting Manager	1
Maintenance	2
Shipping/Receiving	4
Operations Supervisor	2
Quality Assurance Manager	1
Lab Assistant	1
Office Manager	1
Office Administrative Assistant	1
Total	29
Permitting and Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the required air, water, construction and other permits necessary to construct and operate the plant to date and are now subject to ongoing environmental regulations, reporting, and testing. Some of the permits we are required to obtain are not issued until the biodiesel plant has been operating for a period of time as discussed below. The following chart lists the various permits we have identified as being required for which we have applied but which have not yet been issued:

Permit:	Status:
Spill, Prevention, Control and Countermeasures Plan	We have a draft of our Spill, Prevention, Control and Countermeasures (SPCC) Plan in place and expect to have the final plan in place within the time period required.
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
As of September 30, 2007 we had not incurred any expenses in complying with environmental laws. Any costs related to environmental compliance and permitting have been paid by REG pursuant to our design-build contract.
Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
We expect biodiesel sales to constitute the bulk of our future revenues. We are subject to industry-wide factors that will affect our operating and financial performance. These factors include, but are not limited to: growth and increased competition in the biodiesel industry; the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives; and the cost of complying with extensive environmental laws that regulate our industry.

Increased Prices and Decreased Production of Feedstock
Our business is sensitive to feedstock prices.  The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70-90% of the overall cost of producing biodiesel.  Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control.  There is little or no correlation between the price of feedstock and the market price of biodiesel, which means we cannot pass along increased feedstock prices to our customers.
The Biodiesel Magazine reported in July 2007 that stable, affordable diesel fuel prices coupled with high feedstock prices may make it difficult for biodiesel to stay competitive with comparable fuels. Our plant is capable of processing vegetable oils and refined animal fats.  However, because we expect that soybean oil will be the primary, and likely exclusive, feedstock we use, we are particularly susceptible to changes in the price of soybean oil.  The Biodiesel Magazine reported that a loss of soybean acres to corn needed to supply the ethanol industry further increased the competition for soybean oil. The United States Department of Agriculture (USDA) reported on September 12, 2007 that in 2007-2008 U.S. corn production is estimated to increase 24%, and as a result, soybean production is expected to decrease 18%. This is only a preliminary estimate but it likely has been one cause of the recently high soybean oil prices. Continued lower production of soybeans will likely continue to result in higher soybean oil prices. The twenty-year average price for soybean oil is approximately 21 cents per pound. The USDA’s Economic Research Service preliminarily reported on October 15, 2007 that the September average for soybean oil was 36.89 cents per pound.  December soybean oil future contracts at the end of September exceeded 40 cents per pound.  Increased prices of feedstock will increase our costs to produce biodiesel. If current soybean oil prices persist or increase, it may result in reduced production and/or temporary or permanent shutdowns of our plant.
Growth and Increased Competition in the Biodiesel Industry
Biodiesel production continues to grow as additional plants become operational.  According to the National Biodiesel Board, biodiesel production for 2005, 2006 and 2007 is estimated as follows:

YEAR	PRODUCTION (GALLONS)
2005	75,000,000
2006	250,000,000
2007 (est.)	300,000,000
The National Biodiesel Board estimates that as of September 9, 2007, the current dedicated national biodiesel production capacity was approximately 1.85 billion gallons per year. Some biodiesel plants, however, have not operated at full capacity as biodiesel production capacity has exceeded biodiesel consumption.
Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are numerous other entities considering the construction of biodiesel plants across the country.  The National Biodiesel Board estimates that as of September 9, 2007, additional plants currently under construction or expansion, if realized, are expected to increase national biodiesel production capacity by 1.37 billion gallons per year, resulting in a projected total annual production capacity of 3.22 billion gallons. Nationally, the biodiesel industry will likely become more competitive given the substantial construction and expansion that is occurring in the industry.
Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel.  In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative.  If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel.

The demand for biodiesel is not expected to increase as rapidly as the production capacity has increased, which will result in an oversupply of biodiesel.  A September 30, 2006 study prepared for the National Biodiesel Board by LECG, LLC predicts that the national demand for biodiesel fuel will only increase to 650 million gallons by 2015, far below the current estimated production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory and judicial decision makers and help resolve commercial disputes.  Excess production capacity will result if biodiesel production capacity continues to expand at its current pace and demand does not grow to meet the available supply. Excess capacity in the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. Increased expenses and decreased sales prices for biodiesel could significantly reduce our profit margins.
Currently, there are twelve active biodiesel plants in Iowa other than us, and, according to the Iowa Renewable Fuels Association, there are at least three additional companies in Iowa that currently have biodiesel plants under construction: East Fork Biodiesel, LLC, constructing a 60 million gallon plant in Algona, Iowa;.  Maple River Energy, LLC, constructing a 5 million gallon plant; and Soy Energy, LLC, constructing a 30 million gallon plant near Marcus, Iowa. When additional planned plants and expansions are completed, they will push Iowa biodiesel production capacity to more than 322 million gallons per year. In addition to the existing plants and those currently under construction, multiple other companies have announced plans to construct biodiesel facilities in Iowa and are in the process of raising equity for their biodiesel facilities, including the following:  Southern Iowa BioEnergy, LLC, which plans to build a 30 million gallon per year multi-feedstock plant near Osceola; Farmer’s Cooperative Company, which plans to build a 30 million gallon per year multi-feedstock plant near Marble Rock; Hawkeye Bio Energy, LLC, which plans to build a 60 million gallon per year multi-feedstock plant near Camanche; Northern Bio Energy, LLC, which plans to build a 60 million gallon per year plant near Estherville; and Natural Innovative Renewable Energy, L.L.C., which plans to construct a 60 million gallon per year plant in Plymouth County, Iowa. It should be noted that recent efforts to raise equity for some biodiesel facilities have been unsuccessful.
While REG markets our biodiesel to end users throughout the United States, biodiesel plants in Iowa are direct competitors for local end users and other resources. We compete with the plants in Iowa for capital, labor and management. These resources tend to be utilized from a local market, and additional strains placed on these resources by increased competition in Iowa could result in our company being forced to expend additional funds on recruiting labor and management to relocate from other areas. In addition, while we may receive feedstock from areas beyond the state of Iowa, the most cost-efficient feedstock comes from local suppliers, as this reduces transportation costs. We directly compete with Iowa biodiesel plants for business from a limited number of local feedstock suppliers. Local end users are also the most cost-efficient customers for REG, due to reduced transportation expenses. Therefore, we compete directly with Iowa biodiesel producers, including REG, for these local customers. Additionally, a number of our competitors have pretreatment capabilities allowing them to process raw animal fats and have begun using animal fats as a feedstock instead of soybean oil, especially in the warmer months, in order to reduce costs. Although our plant does not have these pretreatment capabilities, we are able to utilize animal fats that have already been pretreated by a third party to produce biodiesel. This may put us at a competitive disadvantage.
Our Management and Operational Services Agreement with REG does not prevent REG from providing marketing and sales services for our competitors. If REG provides marketing and sales services for the biodiesel of our competitors, the result is increased competition among those biodiesel producers. Biodiesel producers that work with REG, including our company, rely on REG to market their biodiesel and if REG cannot market all of the biodiesel it has committed to sell, then all of the biodiesel producers that work with REG are at risk that this loss will be allocated to them.
Changes in Government Programs
We expect to benefit from federal and state biodiesel supports and tax incentives. The most significant of these incentives are the Volumetric Ethanol Excise Tax Credit (VEETC) and the Renewable Fuels Standard (RFS).  The VEETC creates a tax credit of $1.00 per gallon for agri-biodiesel, which is a fuel made from virgin oils derived from agricultural products and animal fats; and a tax credit of $0.50 per gallon for biodiesel made from agricultural products and animal fats.  The intended effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel.  The RFS mandates that refiners use 7.5 billion gallons of renewable fuels annually by 2012.  The standard started at 4 billion gallons in 2006 and increases to 7.5 billions in 2012. The mandates of the RFS are expected to largely be met by ethanol and thus will have a much smaller impact on the biodiesel industry. However, changes to any of these supports or incentives could impact demand for biodiesel.

Development of Infrastructure
Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all.  Substantial development of infrastructure which is largely beyond our control will be required for our operations and the biodiesel industry generally.  Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business. Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis.  Any delay or failure in making the changes to or expansion of infrastructure could result in decreased demand or prices for our products, impede delivery of our products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. As we have recently commenced operations, we are in the process of implementing critical accounting policies. These policies are described in the notes to the financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Liquidity and Capital Resources
As of September 30, 2007, we had the following assets: property, plant and equipment of $41,021,008, current assets of $3,100,733 and total assets equaling $44,621,326. As of September 30, 2007, we had total current liabilities of $4,795,383 and long-term debt of $18,113,917. Members’ equity was $21,712,026 as of September 30, 2007, and consisted of an accumulated deficit of $2,018,070, subscriptions receivable of $2,500,000 and members’ contributions, net of the cost of raising capital, of $26,230,096. For the nine months ended September 30, 2007, we had revenues related to our tolling services and from sales of glycerin of $1,991,747 and a net loss of $1,119,056.
Sources of Funds
We financed the development and construction of the plant with a combination of equity and debt capital based upon our projected project costs of $58,600,000. The following schedule sets forth our sources of capital:

		Percent
Source of Funds		of Total
Member Equity, Intrastate Offering ($1,000 per unit)	$19,279,000	31.38%
Member Equity, Director’s Exercised Options	$650,000	1.06%
Member Equity, Seed Capital ($500 per unit)	$3,100,000	5.05%
Member Equity, Final Construction Loan Payment ($1,000 per unit)	$2,500,000	4.07%
Debt Financing	$35,500,000	57.80%
Loan/Grant Funding (IDED)	$400,000	.65%

Total Sources of Funds(1)	$58,929,000	100.00%

(1)
This amount excludes non-cash equity compensation recognized by our company in connection with the units paid to The Biodiesel Group as compensation under their consulting agreement with the company and its director’s unit option plan.

Equity Financing
We initially raised $3,100,000 in equity from our seed capital investors. We also conducted an offering of our membership units registered in the State of Iowa, pursuant to which we raised an additional $19,279,000 in equity. On January 15, 2007, we raised an additional $650,000 by issuing 1,300 of our units to directors that exercised a unit option agreement. We have therefore raised a total of $23,029,000 in equity. Additionally, in December 2006 we agreed to issue 2,500 units to REG upon completion of our biodiesel facility as payment for the last $2,500,000 owed under our design-build agreement.
We do not expect to raise any additional equity funds in the next twelve months.
Debt Financing
In October 2006, we closed on our $35,500,000 debt financing with Marshall Bankfirst Corporation (Bankfirst). The financing with Bankfirst provides for a $35,500,000 term loan, with an interest rate during construction (the first 14 months following loan closing) of 0.75% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal. During the term (the remaining 60 months on the loan), we have two options for interest. We must select an option and notify Bankfirst of our choice within 15 days of the beginning of the term. The first option is a floating rate at 0.25% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal on the Conversion Date. The second option is a fixed rate at 3.00% over the five-year LIBOR/Swap Curve Rate on the Conversion Date. The LIBOR/Swap Curve Rate is published by Bloomberg Market Data L.P. and will be based on the number in the Interest Rates and Bonds column of The Wall Street Journal on the day following the initial funding date. We expect to choose between a fixed and variable rate at the end of the construction phase of our project in December 2007.
The agreement requires that during the construction phase we make 14 consecutive monthly interest payments commencing on December 1, 2006 and continuing on the first day of each month thereafter to and including January 1, 2008. The amount of the interest installments shall be equal to the interest accrued on the unpaid principal balance of the loan measured from the first day of the construction phase. Term phase payments shall begin upon completion of the project, but in no event later than February 1, 2008 and on the first day of each month thereafter, 59 monthly payments of principal and interest shall be due and payable through and including January 1, 2013. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, shall be due and payable in full on January 1, 2013.
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

The term loan also imposes certain other covenants that will restrict our operating flexibility. The term loan imposes a negative covenant on distributions which may restrict our ability to distribute earnings to our members. The term loan also requires us to obtain Bankfirst’s permission prior to making any significant changes in our material contracts with third-party service providers. Further, the term loan restricts our ability to further pledge our assets for other financing that we might require and restricts our ability to make payments on any subordinated debt we might acquire.
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
Our term loan agreements provide that certain actions taken by us will constitute defaults under the term loan allowing Bankfirst to demand that we immediately repay the entire amount of the term loan and Bankfirst can satisfy our financial obligations under the term loan by foreclosing its security interest in our property. Our term loan provides that defaults occur when we do not make the principal and interest payments required by the term loan, our failure to comply with the terms of the loan agreements, or should we default on any other indebtedness we have acquired. We will also be in default of the term loan if we have unsatisfied judgments against us that exceed $100,000 for a period of 30 days or more, should we file for bankruptcy or cease to exist as a legal entity, should we merge or consolidate with another company, should we abandon the project, if the project is destroyed or damaged by casualty or fire, if there is a change in control of Western Dubuque, or if Bankfirst reasonably deems itself insecure. As of September 30, 2007, we had borrowed $18,605,822 in funds on our term loan.
Pursuant to the terms of our loan agreement, we are not yet required to comply with the financial ratios set out in our loan agreement. We will commence calculating and complying with these ratios six months following the conversion of the loan to a term loan as provided in the loan agreement.
Government Programs and Grants
We have entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program and $100,000 of the loan is forgivable. We had paid $25,000 on this loan as of September 30, 2007.
Use of Proceeds
We expect to have sufficient cash available from our debt financing and operations to cover our costs over the next twelve months. We expect our costs over the next twelve months to include staffing, office, audit, legal, inventory, raw materials and working capital. We anticipate we will make our final payment under the design-build agreement to REG in December 2007. We also anticipate significant purchases of soybean oil and other inputs necessary for biodiesel production in the next twelve months and will rely upon our debt financing to finance our operations. Should we have insufficient funds to purchase necessary raw materials and for other operating expenses, we may have to reduce production and/or cease operations at the biodiesel plant, either temporarily or permanently.
Research and Development
We do not expect to conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.

Item 3. Controls and Procedures
Management of Western Dubuque Biodiesel is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. The Company’s internal control system over financial reporting is a process designed under the supervision of our Principal Executive Officer (Bruce Klostermann) and Principal Financial Officer (George Davis) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.
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
Our management and the audit committee have concluded that during the period covered by this report, there were deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.” Specifically, there were several adjustments related to the September 30, 2007 financial statements that were proposed and recorded, as well as revisions that were made.  Although each such proposed adjustment or revision, when taken alone, would likely not be considered to be material weakness, we have determined that the number of changes and the nature of the items, when taken together, could be considered to be a material weakness.
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

We have a history of losses and may not ever operate profitably. For the nine month period ended September 30, 2007, we had a net loss of $1,119,056. We recently commenced production of biodiesel. The biodiesel industry is experiencing very high raw material costs and low biodiesel prices. This may result in a situation where our costs of producing biodiesel are more than the price we receive for our biodiesel. Should we continue to endure the current high raw material costs without an increase in the price we receive for our biodiesel, we may have to scale back or cease operations at the biodiesel plant, either on a temporary or permanent basis. This may affect our ability to generate revenues and could decrease or eliminate the value of our units.
We are in competition with REG, our design-builder and manager, which could place us at a competitive disadvantage and cause a conflict of interest for our manager. We entered into an agreement with REG to design, engineer and build the processing facility. In addition, we contracted with REG for management, feedstock procurement and marketing services for our plant. We are highly dependent upon REG to procure our inputs and market our products. We are also highly dependent upon REG’s experience and ability to train personnel in operating the plant. Further, if the completed plant does not operate at the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG operates its own biodiesel production facility in Ralston, Iowa and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. This means that REG, our design-builder and manager, is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG for employees. Because REG operates its own biodiesel production facility and competes with us in many aspects of our business, REG may have a conflict of interest in managing our plant. Although we have entered into a management and operational services agreement with REG for management and marketing services, there is no assurance that REG’s performance of these services is not compromised by its own biodiesel production operations.
The decreasing availability and increasing price of soybean oil may hinder our ability to profitably produce biodiesel and may result in plant shutdowns and decreased revenues. On September 13, 2007, the USDA reported the July average price of soybean oil was approximately $0.36 per pound. In the USDA’s September 13, 2007 Oil Crops Outlook Report, it was forecasted soybean oil prices would set a new high, with the 2007 through 2008 forecast being $0.33 to $0.37 per pound which is $0.01 higher than the August 2007 forecast. This is significantly higher than the soybean oil prices we anticipated when we performed our feasibility study prior to constructing the biodiesel plant. As of October 1, 2007, on the Chicago Board of Trade, soybean oil future contracts for December 2007 reached as high as $0.40 per pound. This increase in forecasted price is due largely to less acres being planted with soybeans, with acreage currently at a 12 year low. According to the United States Department of Agriculture Economic Research Service Oil Crops Outlook report of July 13, 2007, the United States had planted 64.1 million acres with soybeans as of June 2007, which was the lowest acreage of soybeans planted in the United States since 1995, and down from the 75.5 million acres planted in 2006. Until recently, we have been operating the biodiesel plant pursuant to a toll manufacturing agreement where we did not have to purchase feedstock to produce biodiesel. However, this agreement expired at the end of October and now we have to purchase feedstock to operate the biodiesel plant. We may enter into another toll manufacturing agreement but we have not yet identified any potential contract. If we cannot obtain adequate supplies of feedstock at affordable costs, then we may be forced to shut down the plant, either temporarily or permanently. Shutdowns and increased feedstock prices may reduce our revenues from operations which could decrease or eliminate the value of our units.
Declines in the prices of biodiesel and its primary co-product have a significant negative impact on our financial performance and the value of our units. Our revenues are greatly affected by the price at which we sell our biodiesel and its co-product glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand for biodiesel, the price of diesel fuel, level of government support, and the availability and price of competing products. The total production of biodiesel continues to rapidly expand at this time. Demand may not increase to meet the increase in supply. The increased production of biodiesel without corresponding increases in demand may lead to lower biodiesel prices. Any lowering of biodiesel prices may reduce our revenues, causing a reduction in the value of our units.

In addition, increased biodiesel production leads to increased supplies of co-products from the production of biodiesel, such as glycerin, which may lead to lower prices for our co-product. Glycerin prices in the United States and Europe have already declined over the last several years due to increased biodiesel production and the resulting saturation of the glycerin market. Increased supplies of co-products could outpace demand, which could lead to lower prices for our co-product. If the price of glycerin continues to decline, our revenue from glycerin may be substantially compromised. Increased expenses and decreased sales prices for our products may result in less income, which would decrease our revenues and result in the loss of some or all of the value of our units.
If we are forced to temporarily cease operating our biodiesel plant for any reason, we might not be able to meet our current liabilities or our profits may be reduced. If we are forced to temporarily cease operations at our biodiesel plant, because we cannot sell the biodiesel we are producing, because of high feedstock costs, because of defects in our equipment at the plant, due to violations of environmental law, or for any other reason, our ability to produce revenue would be aversely affected. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant. If our plant were to cease production, we would not generate any revenue and we might not be able to pay our debts as they become due, including payments required under our loan. If the plant ceases to operate for a long enough period, we might not be able to continue operating the plant which could decrease or eliminate the value of our units.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any membership units during the period of July 1, 2007 through September 30, 2007. None of our membership units were purchased by or on behalf of our company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of our company during the period of July 1, 2007 through September 30, 2007.
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
Item 4. Submission of Matters to Security Holders.
No matters were submitted to a vote of the members of Western Dubuque Biodiesel, through the solicitation of proxies or otherwise, during the period of July 1, 2007 through September 30, 2007.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Method of
Exhibit No.	Description	Filing

10.18	Toll Manufacturing Agreement between Renewable Energy Group, Inc. and Western Dubuque Biodiesel, LLC dated July 9, 2007+	1

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

99.1	Renewable Energy Group, Inc. Press Release dated August 8, 2007	2

(*)	Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number on our Amendment No. 1 to Registration Statement on Form 10-SB, No.000-52617, originally filed on August 10, 2007.

(2)	Incorporated by reference to the exhibit of the same number on our Quarterly Report on Form 10-QSB filed on August 14, 2007.

(+)	Confidential Treatment Requested
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DUBUQUE BIODIESEL, LLC
Date: November 14, 2007	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: November 14, 2007	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350