Form 10QSB/A
period 2007-09-30
Western Dubuque Biodiesel, LLC
filed 2007-12-26
CIK 1396709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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
(563) 744-3554
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No
Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of December 1, 2007, there were 27,279 units outstanding.
Transitional Small Business Disclosure Format (Check one):      ☐ Yes          ☑ No

Explanatory Note Regarding Amendment No. 1
This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of Western Dubuque Biodiesel, LLC (“we”, “us”, “our,” “Western Dubuque Biodiesel” and the “Company”) for the fiscal quarter ended September 30, 2007, is being filed for the purpose of amending and restating Item 3 of Part I of Form 10-QSB to provide additional information about our internal controls and procedures. We are providing such information in response to the comment letter from the Securities and Exchange Commission Division of Corporate Finance dated November 28, 2007.
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Item, as amended, is set forth herein. In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, we are including certain currently dated certifications. The remainder of the Company’s Form 10-QSB filed November 14, 2007 is unchanged. This report speaks as of the original filing date of the Form 10-QSB and has not been updated to reflect events occurring subsequent to the original reporting date.
Item 3. Controls and Procedures
Management of Western Dubuque Biodiesel is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. Our internal control system over financial reporting is a process designed under the supervision of our Principal Executive Officer (Bruce Klostermann) and Principal Financial Officer (George Davis) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.
Western Dubuque Biodiesel’s management, including Western Dubuque Biodiesel’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of Western Dubuque Biodiesel’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this quarterly report. Based on their evaluation of our disclosure controls and procedures, they have concluded that, due to the material weaknesses described below, our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management and the audit committee have concluded that during the period covered by this report, there were deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.” Specifically, there were several adjustments related to the September 30, 2007 financial statements that were proposed and recorded, as well as revisions that were made, due to items that were not identified by our disclosure controls and procedures. These included adjustments required to the financial statements related to classification of the unrealized loss on hedging contracts, capitalized costs in inventory and recording liabilities related to our agreement with REG. Although each such proposed adjustment or revision, when taken alone, would likely not be considered to be a material weakness, we have determined that the number of changes and the nature of the items, when taken together, could be considered to be a material weakness.
Our audit committee will increase its review of our disclosure controls and procedures. Additionally, as a result of the material weaknesses identified during the review of the September 30, 2007 financial statements, management has increased its review of financial information, specifically related to inventory valuation and hedging activities. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

(*)     Filed herewith.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DUBUQUE BIODIESEL, LLC
Date: December 21, 2007	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: December 21, 2007	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)