Form 10KSB
period 2007-12-31
Western Dubuque Biodiesel, LLC
filed 2008-03-31
CIK 1396709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-52617
WESTERN DUBUQUE BIODIESEL, LLC
(Name of small business issuer in its charter)

Iowa	20-3857933
(State of Organization)	(I.R.S. Employer Identification No.)

904 Jamesmeier Road, P.O. Box 82
Farley, Iowa	52046
(Address of principal executive offices)	(Zip Code)
(563) 744-3554
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
29,779
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes      ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
State issuer’s revenues for its most recent fiscal year. $8,559,917
As of March 1, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $23,568,000.
As of March 1, 2008, there were 29,779 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2007.
The information required in Part I, Item 4 of this Annual Report is incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007.
Transitional Small Business Disclosure Format (Check one):      ☐ Yes       ☑ No

AVAILABLE INFORMATION
Our website address is http://www.wdbiodiesel.net. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Reports,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (SEC). The contents of our website are not incorporated by reference in this annual report on Form 10-KSB.
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Business Development
Western Dubuque Biodiesel was formed on November 14, 2005 as an Iowa limited liability company for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant near Farley, Dubuque County, Iowa and engaging in the production and sale of biodiesel and its primary co-product, glycerin. References to “Western Dubuque Biodiesel,” “we,” “us,” “our” and the “Company” refer to the entity and business known as Western Dubuque Biodiesel, LLC. When our fiscal year ended December 31, 2006, we had total assets exceeding $10,000,000 and more than 500 unit holders; as a result, we were required to file a registration statement on Form 10-SB to register our securities under the Exchange Act. Because our membership units are now registered, we are subject to periodic reporting requirements. We must also comply with the proxy and tender offer rules, and our directors, officers and significant unit holders are now subject to additional reporting obligations.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of soybean oil or other feedstocks from which our biodiesel and glycerin are produced; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives; and the cost of complying with extensive environmental laws that regulate our industry. Our plant is capable of processing refined animal fats and crude and refined vegetable oils, although corn oil must be refined to be processed at our plant. However, because refined animal fats and alternative vegetable oils are generally unavailable at acceptable prices, we expect that soybean oil will be the primary, and likely exclusive, feedstock we use. As a result, we are particularly susceptible to changes in the price of soybean oil, which has been extremely high in recent months.
On August 1, 2007, construction of our biodiesel plant was substantially complete, and we produced our first batch of biodiesel. As of December 31, 2007, we have paid Renewable Energy Group, Inc (REG), the design-builder of our biodiesel plant, approximately $38,500,000 to construct our biodiesel plant. REG also provides management and operational services for our facility pursuant to a Management and Operational Services Agreement dated August 29, 2006. Pursuant to this agreement, REG provides for the overall management of our plant, places a general manager and an operations manager at our plant, acquires feedstock and basic chemicals necessary for the operation of the plant and performs the sales, marketing and some administrative functions for the plant. From August 2007 through October 2007, we produced biodiesel under a Toll Manufacturing Agreement with REG, which is described in Item 6 of this report. On October 1, 2007, we received a certificate of substantial completion from REG.
As of December 31, 2007, we had produced a total of 7,822,933 gallons of biodiesel at our plant. During the fourth quarter of our fiscal year ended December 31, 2007, we operated at significantly below our annual nameplate capacity of 30,000,000 gallons of biodiesel (2,500,000 per month). For the month of December 2007, we produced 616,596 gallons of biodiesel, which is only approximately 25% of our production capacity. We produced a total of 1,436,581 gallons and 634,155 gallons for the months of January and February, respectively, of which 1,500,000 gallons were produced under a toll manufacturing agreement with Cargill, Inc. that we entered into following the period covered by this report. For the remainder of first quarter of 2008, and likely for the second quarter of 2008 as well, we anticipate that we will continue to operate substantially below our capacity.

Such reduction in our production levels is primarily the result of high feedstock prices which cannot be passed onto the purchasers of our biodiesel. We anticipate spending the next several months operating our biodiesel plant, producing biodiesel and glycerin and marketing biodiesel and glycerin. We intend to rely on cash flow from continuing operations to fund our operations during the next twelve months. However, we anticipate that we will seek debt and/or equity financing in the event that cash flow from our ongoing operations is insufficient to continue operations, but if such additional funds are unavailable it may be necessary for us to temporarily suspend production or shut down our plant. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Liquidity and Capital Resources.”
Because we became operational during the period covered by this report, we do not yet have comparable income, production and sales data for the year ended December 31, 2007. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the year ended December 31, 2007 and the year ended December 31, 2006, it is important that you keep this in mind.
Principal Products
The principal products we produce at our plant are biodiesel and crude glycerin. Our plant is designed to have an annual capacity to process approximately 30,000,000 gallons of soybean oil into approximately 30,000,000 gallons of biodiesel and 3,000,000 gallons of crude glycerin per year.
Biodiesel
According to the National Biodiesel Board, biodiesel is a high-lubricity, clean-burning alternative fuel produced from domestic, renewable resources and is primarily used in compression ignition (diesel) engines and may also be used as home heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed-quality fat and methanol, a gas which can be recycled and used again in the process. Biodiesel can be used in neat (pure) form or blended with petroleum-based diesel.
Biodiesel that is in neat form is typically designated in the marketplace as B100. The “100” indicates that the fuel is 100% biodiesel. Biodiesel is frequently blended with petroleum-based diesel. When biodiesel is blended, it is typically identified in the marketplace according to the percentage of biodiesel in the blend. For example, “B20” indicates that 20% of the fuel is biodiesel and 80% is petroleum-based diesel.
Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, B20 biodiesel may be used in most standard diesel engines without requiring any engine modifications. Biodiesel demonstrates greater lubricating properties, referred to as lubricity, than petroleum-based diesel. This could lead to less long-term engine wear as biodiesel creates less friction in engine components than petroleum-based diesel. Biodiesel also demonstrates greater solvent properties. With higher percentage blends of biodiesel, this may cause breakdowns in certain rubber engine components such as seals. The solvent properties of biodiesel also can cause accumulated deposits from petroleum-based diesel in fuel systems to break down. This could lead to clogged fuel filters in the short-term, so fuel filters should be checked more frequently when first using biodiesel blends. These problems are less prevalent in blends that utilize lower concentrations of biodiesel.
Primary Co-product — Glycerin
Glycerin is the primary co-product of the biodiesel production process and equals approximately 10% of the quantity of biodiesel produced. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products. It is an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products. In addition, new uses for glycerin are frequently being discovered and developed due to its versatility. Many of these uses, however, require refined glycerin. Our plant only produces crude glycerin and does not have the capability to refine glycerin.

Sources and Availability of Raw Materials
Feedstock Costs and Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. Soybean oil is the most abundant feedstock available in the United States. Our plant is capable of processing refined animal fats and crude and refined vegetable oils, although corn oil must be refined to be processed at our plant. However, because refined animal fats and alternative vegetable oils are generally unavailable at acceptable prices, we expect that soybean oil will be the primary, and likely exclusive, feedstock we use. As a result, we are particularly susceptible to changes in the price of soybean oil, which has been extremely high in recent months. The twenty-year average price for soybean oil is approximately $0.23 per pound. However, soybean oil prices have been extremely volatile and have recently increased significantly. The February 2008 Oil Crops Outlook report prepared by the United States Department of Agriculture (USDA) states that the January 2008 average soybean oil price surged to $0.498 per pound compared to the December 2007 average of $0.452 per pound. The January 2008 price is up approximately 56% from one year ago and is the highest average price since 1974. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of March 14, 2008 was even higher, ranging from $0.586 to $0.606 per pound. Furthermore, it is forecasted that these extraordinarily high soybean oil prices will persist through the 2007-2008 marketing season, with a predicted price range of $0.475 to $0.515 per pound. The charts below show U.S. soybean oil prices over the past ten years and for each month in the 2006-2007 marketing year:

U.S. Soybean Oil Prices
Marketing Year	Price (cents)
1997/98	25.80
1998/99	19.90
1999/00	15.60
2000/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.07
2004/05	23.01
2005/06	23.41
2006/07	31.02
2007/08	47.5 – 51.5	(1)

(1)	Preliminary Price

U.S. Soybean Oil Prices
for 2006-2007
Marketing Year
Month	Price (cents)
October	24.80
November	27.64
December	27.63
January	28.00
February	28.94
March	29.74
April	31.06
May	32.90
June	34.01
July	35.74
August	34.87
September	36.89
October	38.10
November	42.68
December	45.16

Data provided by USDA, Oil Crops Outlook Report, February 11, 2008.
Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, continued increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel produced from soybean oil. Due to these high soybean oil prices, we are currently exploring the possibility of acquiring technology for or otherwise obtaining other feedstocks for the biodiesel production process. However, the prices of alternative feedstocks are increasing as well, and our plant does not currently have the technology to process crude animal fats, nor do we have any agreements with any party to obtain any other types of feedstocks.
Increased competition with other biodiesel plants may result in continued increased prices for soybean oil. The USDA projects that soybean oil usage for biodiesel for 2007-2008 will be 4 billion pounds, which is up almost 40% from the estimated soybean oil usage for biodiesel of 2.85 billion pounds in 2006-2007. As demand for soybean oil for biodiesel production continues to increase, the number of soybean acres has decreased. In its January 2008 Oil Crops Outlook report, the USDA reported that 62.8 million soybean acres were planted and harvested in 2007, the lowest soybean acreage since 1995. This decrease is likely partly due to the increase in the number of acres of corn that were planted in 2007 in response to rising corn prices supported by the rapidly growing ethanol industry. If the number of soybean acres planted in 2008 stays the same as or decreases from 2007 soybean acre levels, limited supplies of soybeans may drive soybean oil prices even higher.

In the event we cannot obtain adequate supplies of feedstock at affordable costs, our ability to operative profitably may be materially impaired. We may even be forced to shut down the plant temporarily or permanently. Due to the increased prices for our inputs, we have experienced brief shutdowns and are currently operating well below our capacity. For the month of December 2007, the plant operated at approximately 25% of its capacity. Plant shutdowns and increased feedstock prices may reduce our revenues and the value of your investment.
Methanol Costs and Supply
The production of biodiesel at our plant also requires methanol. Chile is one of the world’s largest producers of methanol. However, Argentina, which supplies Chile with much of its natural gas, has periodically suspended natural gas exports to Chile in cold weather months and has raised taxes on its energy exports. Because natural gas is used to produce methanol, this has led to a decrease in the supply of methanol and has resulted in corresponding significant increases to its price. We have not yet experienced any difficulties in obtaining adequate supplies of methanol. However, any inability to acquire sufficient amounts of methanol, the persistence of the current high methanol prices or any further increase in the price of methanol, could reduce our ability to produce biodiesel and operate profitably.
Hedging
Due to fluctuations in the price and supply of feedstock, we utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing and supply. Hedging means protecting the price at which we buy feedstock and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuations. The effectiveness of such hedging activities is dependent upon, among other things, the cost of feedstock and our ability to sell sufficient amounts of biodiesel. Although we attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in feedstock contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant. The market for soybean oil trades 18 months into the future. There is not enough volume of biodiesel produced to currently justify a futures market. As such, there is no spot biodiesel price, making current price discovery limited. Home heating oil is high sulfur diesel, which is the closest commodity to biodiesel for which there is such a futures market. Therefore, we have entered into derivative instruments with respect to home heating oil to hedge against fluctuations in the sale price of our biodiesel. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Commodity Price Risk Protection.”
Pretreatment Costs
Crude soybean oil needs to be pretreated before being processed into biodiesel. Pretreatment takes crude soybean oil and removes the impurities and prepares the feedstock to go through the biodiesel process. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock. For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB oil and crude soybean oil is ordinarily $0.05 per pound. Our plant is capable of processing crude and refined vegetable oils, although corn oil must be refined to be processed at our plant.
Feedstock Procurement
It takes about 7.3 pounds of soybean oil to produce one gallon of biodiesel. Depending upon market conditions, and based upon operations at full capacity, we anticipate that our biodiesel plant will process approximately 30,000,000 gallons of soybean oil per year as the feedstock for its production process. The services provided by REG under the Management and Operational Services Agreement include procurement of feedstock for our biodiesel plant. Additionally, the agreement requires REG to provide analysis and audit of feedstock suppliers, purchase feedstock meeting specifications and in adequate quantities to fill the production schedule of the facility, negotiate for discounts, and provide transportation, logistics, and scheduling of feedstock deliveries. The inability of REG to obtain adequate feedstock for our facility at prices that allow us to operate profitably could have a significant negative impact on our ability to produce biodiesel and on our revenues. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS – Plant Operations” for a discussion of the total fees we pay to REG under the Management and Operational Services Agreement

We entered into several soybean oil purchase contracts during 2007 for anticipated production needs. As of 12/31/07, there were outstanding purchase contracts for 2,000,000 pounds of soybean oil for future delivery with a basis contract of $.0225 cents per pound under the applicable Chicago Board of Trade futures month.
Utilities & Infrastructure
Electricity. We require a significant supply of electricity to operate our plant. We received a letter from Alliant Energy, Inc. (Alliant) on June 13, 2006 whereby Alliant confirmed that it would provide us with electrical service at the regulatory rate and service standard tariffs on file with the Iowa Commerce Commission. In order to maintain the Large General Service Usage rates referred to in the letter, we must consume at least 20,000 kWh or more of electricity each billing month.
Water. Based upon operations at full plant capacity, we estimate that our plant requires approximately 55 gallons of water per minute. We entered into an agreement on June 8, 2007 with the City of Farley to supply us with water to operate the biodiesel plant. Pursuant to the agreement, the City of Farley supplies all of the water necessary to operate the biodiesel plant. We have agreed to a minimum daily use of 50,000 gallons of water per day and we are billed by the City of Farley for at least 50,000 gallons per day. We pay the City of Farley 1.25 times the normal rate for any water we consume in excess of 150,000 gallons per day. The maximum usage under the agreement is measured quarterly, and we will be in breach of the agreement if we exceed this maximum usage for any quarter. The maximum usage under the contract is 150,000 gallons per day. The term of the agreement continues for as long as there is a water use permit in effect for the City of Farley.
We entered into a contract on May 20, 2007 with the City of Dubuque to process our waste water. The term of this agreement runs from May 20, 2007 until July 30, 2012. The agreement provides for sewage treatment rates based on a schedule in the agreement and provisions in the City of Dubuque ordinances. The agreement establishes maximum discharge amounts based partially on the wastewater permits held by the City of Dubuque. If we exceed the discharge limitations in the agreement, we will have ten working days after receiving written notice of the violation from the City of Dubuque to come into compliance. We will be charged a surcharge of $100 per day if we discharge water that falls outside of the acceptable pH range specified in the contract. The agreement can be terminated by the City of Dubuque should we fail to pay any amount due under the agreement within 30 days of the due date. The City of Dubuque may also terminate the agreement if we breach any of the terms of the agreement and do not correct our breach within 90 days.
Natural Gas. We entered into an agreement with Cornerstone Energy, Inc. (Cornerstone) to provide all of the natural gas we require at the biodiesel plant. The term of the agreement is two years commencing on June 1, 2007. The term of the agreement automatically renews for successive one month periods following the initial term unless either party gives thirty days written notice. Cornerstone delivers our natural gas to the city of Farley. We have a separate agreement with Aquila, Inc. (Aquila), who delivers the natural gas to our biodiesel plant. Our agreement with Aquila has a five year term commencing on the date when Aquila commenced delivering natural gas to our project site.
Rail. The Canadian National Railroad provides rail service near the site of our biodiesel plant. We have completed construction of all rail facilities required for our biodiesel plant. Our agreement with the Canadian National Railroad may be terminated by either party by giving 60 days written notice. If the portion of track that services the plant is not used for any consecutive 12 month period, the railroad may consider the track abandoned and would be allowed to remove the track owned by the railroad. We are responsible for the maintenance costs associated with the portion of the track we own.

General Demand for Biodiesel
The biodiesel industry is still relatively new and unknown, especially when compared to the ethanol industry. In 2007, the Renewable Fuels Association reported that a record 6.5 billion gallons of ethanol were produced in the United States. However, the biodiesel industry only produced an estimated 450 million gallons of biodiesel in 2007, constituting only a small part of the 60 billion gallon per year U.S. diesel fuel market and a fraction of the amount of 2007 ethanol production. The National Biodiesel Board estimates that as of January 25, 2008, national biodiesel production capacity totaled approximately 2.24 billion gallons per year. However, some plants are currently closed and many do not currently operate at full capacity. The National Biodiesel Board estimates that production capacity could increase by 1.23 billion gallons if plants currently under construction or engaged in expansion begin production.
Several factors may lead to an increase in biodiesel demand. Biodiesel has received attention from consumers and policymakers in recent years for several reasons. Biodiesel is made from renewable sources and provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter, and sulfur. In addition, a 2007 study by the United States Department of Energy (DOE) and the USDA found that biodiesel has a positive energy balance: for every 3.5 units of energy produced, only 1.0 unit of energy is consumed in the production process. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum-based diesel fuel at levels as low as 2%. The increased lubricity reduces the friction of petroleum-based diesel fuel and may result in longer equipment life and protection of fuel injectors. The Environmental Protection Agency (EPA) Ultra Low Sulfur Diesel Mandate seeks to reduce sulfur emissions through regulations that take effect over the next several years. Because low-sulfur diesel and ultra-low-sulfur diesel have lubricity problems, biodiesel may be an attractive alternative to satisfying the requirements of the mandate. However, EPA regulations are subject to change. If the mandate was cancelled or suspended, or if waiver of the mandate requirements were allowed, future biodiesel demand may be less than expected.
We anticipate that the Renewable Fuel Standard (RFS), described below under “Government Regulation and Federal Supports,” may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that the RFS will increase demand for biodiesel, as it is estimated that current biodiesel production capacity already exceeds the 2012 biodiesel mandate. We also anticipate that the expanded RFS requirements will be satisfied primarily by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.
Biodiesel Markets
Biodiesel is primarily used as fuel for diesel engines. It is produced using renewable resources and provides environmental advantages over petroleum-based diesel fuel, such as reduced vehicle emissions. Our ability to market our biodiesel is heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel, in addition to the availability of economic incentives to produce and use biodiesel.
Biodiesel is frequently used as fuel in transport trucks, ships, trains, in farming activities and in many government vehicles. Government legislation that seeks to encourage the use of renewable fuels could lead to an expansion of the market for biodiesel in the future. Recently, biodiesel has been identified as a potentially good substitute for diesel fuel in underground mining operations because it burns cleaner and leads to less air pollution, a feature that is very important in confined places such as mines. Further, biodiesel may be safer to handle in a mine setting where fire can be disastrous. Additional markets may become available as a result of growing environmental concerns by American consumers as well as an increased awareness of energy security and the United States’ ability to supply its own fuel needs. However, biodiesel still only accounts for a very small percentage of the diesel fuel market as a whole. The biodiesel industry will need to continue to grow demand in order to sustain the price of biodiesel into the future.
Wholesale Market / Biodiesel Marketers
The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase B100 from biodiesel production plants, mix it with petroleum diesel fuel according to specifications, and deliver a final product to retailers. There are few wholesale biodiesel marketers in the United States. Three examples are World Energy in Chelsea, Massachusetts; Eco-Energy, Inc. in Franklin, Tennessee; and REG, Inc. in Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. We have entered into an agreement with REG to market the biodiesel we produce at our plant.

Retail Market
The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and “jobbers,” which buy products from manufacturers and sell them to retailers for the purpose of supplying farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly in order for our company to effectively market our biodiesel to retail users. Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
With increased government support of renewable fuels and greater consumer awareness of renewable fuels, we anticipate that the availability of biodiesel for the retail market may increase in the future. However, any increases in biodiesel demand may be more than offset by future increases in biodiesel supply, and significant investments in biodiesel distribution infrastructure must be made. However, substantial investments required for these infrastructure changes and expansions may not be made or they may not occur on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for biodiesel, impede delivery of biodiesel, impose additional costs on or otherwise negatively affect our proposed results of operations or financial position.
Government/Public Sector
The government has increased its use of biodiesel since the implementation of the Energy Policy Act of 1992, amended in 1998 (EPACT), which authorized federal, state and public agencies to use biodiesel to meet the alternative fuel vehicle requirements of EPACT. Although it is possible that individual plants could sell directly to various government entities, it is unlikely our plant could successfully market our biodiesel through such channels. Government entities have very long sales cycles based on the intricacies of their decision making and budgetary processes.
The Effect of Cold Flow on Biodiesel Markets
Biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. The pour point for a fuel is the temperature at which the flow of the fuel stops. Therefore, a lower pour point temperature means the fuel is more flowable in colder temperatures. To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. We expect that REG will sell our biodiesel throughout the nation. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns.
Glycerin Demand and Markets
In 2006, excess production of glycerin caused the price of crude glycerin to decline. As of September 2007, however, the Biodiesel Magazine reported that glycerin prices were experiencing a steady increase. REG currently markets the glycerin produced at our plant pursuant to our Management and Operational Services Agreement. However, oversupply of glycerin and low glycerin prices may limit our ability to generate revenues through the sale of our primary co-product. This may negatively affect the profitability of our business.
Relatively higher refined glycerin prices have prompted some of our competitors, such as Cargill Inc. (Cargill) and Archer Daniels Midland Co. (ADM) to expand their glycerin refining capacities. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.

The Biodiesel Magazine reported in December 2007 that some researchers are currently developing technology that converts glycerin, a byproduct of biodiesel production, into ethanol. Ethanol made from glycerin may be cheaper to produce than ethanol made from corn, as glycerin does not require the extensive pre-processing steps required for corn. Research is also underway to develop methods of converting glycerin into propylene glycol, which is a compound used in a variety of industrial products, including paints, polyester resins, lubricants, antifreeze and cosmetics. Accordingly, development of these technologies could increase the demand for glycerin. However, such technologies are still currently under development and there is no assurance that such technologies will become readily available or that they would increase demand for glycerin.
Distribution of Principal Products
The services provided by REG under the Management and Operational Services Agreement include marketing of all of our biodiesel and glycerin. Under the agreement, REG provides market analysis of biodiesel supply and demand; market access to distribution channels developed by REG; analysis and audit of biodiesel customers, including creditworthiness; marketing specialists and sales representatives to attain and establish sales opportunities and relationships for the facility’s products; transportation and logistics for biodiesel shipments; and invoicing and accounts receivable management. Under the terms of the agreement, REG takes title to the product when loaded for delivery FOB the plant and sells it under REG’s brand names.
Our products can be delivered by truck or rail. Our property is on the Canadian National Railroad. We have established rail service directly to the plant in order to ship biodiesel to our customers. We entered into an Industry Track Agreement with the Canadian National Railroad on June 15, 2007, for the use, operation, and maintenance of track to serve the plant. In addition, we paid Canadian National to construct two turnouts, which we believe will be sufficient to satisfy our needs into the foreseeable future.
New Products and Services
We have not introduced any new products or services during the fiscal year ended December 31, 2007.
Patents, Trademarks and Licenses
We anticipate registering a trademark on the Western Dubuque Biodiesel logo. Additionally, as part of our design-build agreement, REG agreed to provide us a perpetual and irrevocable license to use any and all of its technology and proprietary property related to or incorporated into the plant in connection with our operation, maintenance and repair of the plant.
Federal Biodiesel Supports
The biodiesel industry is dependent on economic incentives to produce biodiesel, including federal biodiesel supports. The Energy Policy Act of 2005, the Energy Independence and Security Act of 2007 and the American Jobs Creation Act have established the groundwork for biodiesel market development.
Renewable Fuels Standard
The Energy Policy Act of 2005 created the RFS which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar, or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The act further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. We anticipate that this act may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by this act. As of January 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.24 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the act. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. We also anticipate that the expanded RFS will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

On April 10, 2007 the EPA published final rules implementing the RFS program. The RFS program final rules were effective as of September 1, 2007. Under the new regulation, 4.02% of all the fuel sold or dispensed to United States motorists in 2007 must be renewable fuel. Pursuant to the final rules, the EPA will calculate and publish the annual RFS in the Federal Register by November 30th for the following year. The RFS must be attained by refiners, blenders, and importers (collectively known as “obligated parties”). Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each obligated party is required to meet their own Renewable Volume Obligation. Obligated parties must produce or acquire sufficient RINs to demonstrate achievement of their Renewable Volume Obligation. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS.
The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the final rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs.
The 2007 proposed equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS compliance) and assign biodiesel an equivalence value of 1.5 (so that for each gallon of biodiesel used, the obligated party will receive one and one-half gallons credit towards its RFS compliance).
Biodiesel Tax Credits
The American Jobs Creation Act of 2004 created the biodiesel blenders’ excise tax credit known as the Volumetric Ethanol Excise Tax Credit (VEETC). VEETC provides a tax credit of $1.00 per gallon for agri-biodiesel, which is biodiesel derived solely from virgin vegetable oils and animal fats that are blended with petroleum biodiesel. This includes esters derived from crude vegetable oils from corn, soybeans, sunflower seeds, cottonseeds, canola, crambo, rapeseeds, safflowers, flaxseeds, rice bran, and mustard seeds. VEETC also provides a tax credit of $0.50 per gallon for non agri-biodiesel blended with petroleum diesel, which is biodiesel made from non-virgin or recycled vegetable oil and animal fats. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. VEETC was originally set to expire in 2006, but was extended through December 31, 2008 by the Energy Policy Act of 2005. There is no assurance that any legislation extending VEETC will be adopted.
The Energy Policy Act of 2005 provides for a tax subsidy for small agri-biodiesel producers with total annual production capacities of 60 million gallons or less. The subsidy is applicable to the first 15 million gallons of biodiesel produced annually and is set to expire December 31, 2010. The subsidy is equivalent to a 10 cent credit per gallon of biodiesel produced annually and the maximum annual subsidy per biodiesel producer is $1.5 million. This tax credit may foster additional growth and increase competition among biodiesel producers whose plant capacity does not exceed 60 million gallons per year. Because Western Dubuque Biodiesel is organized as a limited liability company, this credit passes through to its members and is used as a credit against their federal income tax liability, subject to various limitations.

The Energy Policy Act of 2005 also created incentives for alternative fuel refueling stations. Taxpayers may claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling property to be used in a trade or business of the taxpayer, or installed at the principal residence of the taxpayer. Under the provision, “clean fuels” include any fuel that is at least 85% ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen, and any mixture of diesel fuel containing at least 20% biodiesel. The provision is effective for property placed in service after December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for biodiesel in the short-term, it may help raise consumer awareness of alternative sources of fuel and could positively impact future demand for biodiesel.
State Legislation
Several states are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. However, Minnesota is the first and only state to mandate biodiesel use. The legislation, which became effective in September 2005, requires that all diesel fuel sold in the state contain a minimum of 2% biodiesel. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year.
Other states, including Iowa, have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.
In May 2006, several laws were passed in Iowa that were designed to expand and fund consumer access to biodiesel and ethanol-blended fuels. These laws provide retailers with an opportunity for cost-sharing grants. In addition, the laws provide certain incentives such as an Iowa RFS starting at 10% in 2009 and increasing to 25% by 2019; a retail tax credit for biodiesel blends of $0.03 per gallon for retailers whose diesel sales include 50% or greater biodiesel blends; and an expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E85 and biodiesel blends to customers. While this legislation does not specifically require increased use of biodiesel, it encourages renewable fuels usage in Iowa, including increased biodiesel consumption.
Effect of Government Regulation
The biodiesel industry and our business depend upon continuation of the state and federal biodiesel supports discussed above. These incentives have supported a market for biodiesel that might disappear without the incentives. The elimination or reduction of such state and federal biodiesel supports would make it more costly for us to produce our biodiesel and would increase our net loss and negatively impact our future financial performance.
Additionally, environmental laws aimed at lowering fuel emissions may also promote biodiesel consumption. The Clean Air Act Amendments of 1990 required the EPA to regulate air emissions from a variety of sources. In a 2001 rule, the EPA provided for the decrease of emissions from vehicles using on-road diesel by requiring the reduction in the sulfur content of diesel fuel from 500 parts per million (ppm) to a significantly lower 15 ppm commencing in June 2006, and 10 ppm by 2011. Reducing the sulfur content of petroleum-based diesel leads to a decrease in lubricity of the fuel, which may adversely impact motor engines. However, biodiesel is able to supply lubricity, which makes biodiesel an attractive blending stock to satisfy the requirements.
Furthermore, environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses or eliminate provisions such as the Clean Air Act Amendments that may promote the use of biodiesel. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (OSHA) will govern our plant operations. OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance. These adverse effects could decrease or eliminate the value of our units.

Competition with Other Biodiesel Producers
We operate in a very competitive environment. We face competition for capital, labor, management, feedstock (such as soy oil) and other resources. Because biodiesel is a relatively uniform commodity, competition in the marketplace is predominately based on variables other than the product itself, such as price, consistent quality and, to a lesser extent, delivery service. Accordingly, the uniform nature of the product limits the competitive advantage that may be gained based upon unique or improved product features.
In 2007, approximately 450 million gallons of biodiesel were produced in the United States. As of January 2008, the National Biodiesel Board reported that there were 171 operating biodiesel plants in the United States with a total annual production capacity of 2.24 billion gallons. Three of these plants were undergoing expansions to increase their annual production capacity. Another 57 plants were reported to be in the planning stages or under construction as of January 2008. The additional combined capacity of these plants under construction or expansion is estimated at 1.23 billion gallons per year. Biodiesel plants are currently operating in 45 states. Currently, there are thirteen active biodiesel plants in Iowa, including our plant, and at least two other companies have proposed new plants. We expect that additional biodiesel producers will enter the market if the demand for biodiesel increases. We anticipate that as additional biodiesel plants are constructed and brought online, the supply of biodiesel will increase. The absence of increased demand may cause prices for biodiesel to decrease. We may not be able to compete successfully or such competition may reduce our ability to generate the profits necessary to operate our plant.
We must compete with other biodiesel producers in the industry not just in the sale of our biodiesel, but also in the acquisition of soybean oil and other raw materials. A majority of plants, and many of the largest producers, utilize soybean oil. This may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly types of feedstock. For example, research is currently underway to develop technology to produce biodiesel from alternative feedstocks such as algae. Furthermore, producers may increasingly design their plants with the capability to use multiple feedstocks. Nonetheless, we expect that increased biodiesel production will likely continue to increase the demand and cost of soybean oil. This will make it more expensive for us to produce our biodiesel from soybean oil and will reduce our profit margins from soybean oil based biodiesel. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers.
Some of our competitors have greater resources than we currently have or will have in the future. We compete with large, multi-product companies and other biodiesel plants with varying capacities. Large plants with which we compete include the 85 million gallon per year ADM canola-based plant in Velva, North Dakota; the 86 million gallon per year Green Earth Fuels multi-feedstock plant in Houston, Texas; the 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington, which became operational in August 2007; and the 80 million gallon per year soy-based biodiesel plant owned by Louis Dreyfus Agricultural Industries, LLC in Claypool, Indiana, which commenced operations in August 2007.
Some of our competitors also have soy-crushing facilities and are thus not reliant upon third parties for their feedstock supply. As a result, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs, such as Cargill and ADM. Cargill, ADM and Bunge have significant crush capabilities throughout North America, and increasing feedstock costs have spurred additional development of crush facilities throughout the country. Such vertical integration provides these plants with greater control over their feedstock supplies, thereby providing them with a competitive advantage over plants like ours that do not have soy-crushing capabilities, especially as prices and competition for soybean oil and other feedstocks have increased.
Furthermore, we must compete with REG, who currently manages our plant and markets our products. REG owns a plant located in Ralston, Iowa which produces biodiesel primarily from feedstock produced at its soybean crushing facility and has an annual production capacity of 12 million gallons. REG also has plans to build two biodiesel plants, though construction of both is currently suspended. Accordingly, we will be in direct competition with REG for the acquisition of inputs and the sale of our products. Our Management and Operational Services Agreement with REG does not prevent REG from providing marketing and sales services for our competitors.

In addition to REG’s facility, there are currently 12 other active biodiesel plants in Iowa. However, because of current adverse economic conditions affecting the biodiesel industry, several of these plants have either curtailed production or stopped production completely.
•
Ag Processing Inc. (AGP) in Sergeant Bluff. This facility produces biodiesel from refined bleached and deodorized soybean oil produced at its solvent extraction processing plant in Eagle Grove, Iowa. AGP has completed an expansion of its plant, increasing its production capacity to 30 million gallons per year.

•
Soy Solutions of Iowa, LLC, located in Milford, Iowa. This is a “stand-alone” facility that purchases soybean oil from the market. The facility has capacity to produce approximately 2 million gallons of biodiesel annually, and utilizes virgin soybean oil as its sole feedstock.

•
Central Iowa Energy, LLC, located in Newton, Iowa. This facility has capacity to produce 30 million gallons of biodiesel annually and utilizes both vegetable oil and animal fats as its feedstock. This biodiesel plant was constructed by REG and is currently managed by REG.

•
Cargill Inc., located in Iowa Falls. Cargill’s facility has an annual production capacity of 37.5 million gallons. Cargill uses soybean oil as its primary feedstock and is located adjacent to its soybean crush facility.

•	Clinton County BioEnergy, L.L.C., located in Clinton, Iowa. This facility has capacity to produce 10 million gallons of biodiesel annually and uses soybean oil as its primary feedstock.

•	Tri-City Energy, LLC, located in Keokuk, Iowa. The facility has capacity to produce 5 million gallons of biodiesel annually and uses soybean oil as its primary feedstock.

•
Western Iowa Energy, LLC, located near Wall Lake, Iowa. Western Iowa Energy has the capacity to produce 30 million gallons of biodiesel per year and utilizes both vegetable oil and animal fats as its feedstock. This biodiesel plant was constructed by REG and is currently managed by REG.

•	Freedom Fuels, LLC, located near Mason City, Iowa. The facility has capacity to produce 30 million gallons of biodiesel per year.

•
Iowa Renewable Energy, LLC, located in Washington, Iowa. The facility has capacity to produce 30 million gallons of biodiesel per year, from either vegetable oil or animal fat. This biodiesel plant was constructed by REG. and is currently managed by REG.

•	Sioux Biochemical, Inc., located in Sioux Center, Iowa, is capable of producing 1.5 million gallons of biodiesel each year.

•	Riksch Biofuels L.L.C., located in Crawfordsville, Iowa, is capable of producing 10 million gallons of biodiesel each year.

•
East Fork Biodiesel, LLC, finished construction on its 60 million gallon per year plant in Algona, Iowa, currently making it the largest biodiesel producer in Iowa. However, this plant is not currently operating, and according to its most recent SEC filing, does not anticipate commencing regular operations until economic conditions improve. This biodiesel plant was constructed by and is currently managed by REG and can only process refined soybean oil into biodiesel.

In addition, at least two other companies have plants under construction in Iowa. Maple River Energy, LLC has a 5 million gallon per year facility under construction. Finally, Soy Energy, LLC was constructing a 30 million gallon per year biodiesel plant in Marcus, Iowa, but has suspended plant construction at this time. In addition to the existing plants and those currently under construction, multiple other companies have announced plans to construct biodiesel facilities in Iowa. None of these plants are currently under construction and a number have suspended additional development of their projects. However, if the proposed new plants and expansions are completed they will push Iowa biodiesel production capacity to more than 350 million gallons per year.
The following map produced by the National Biodiesel Board indicates the locations of most of the active plants in the United States as of January 25, 2008 (the last date for which data is currently available from the National Biodiesel Board). Active plants are those companies that are actively producing biodiesel. Companies in the earlier stages of the process are not represented on this map.

Commercial Biodiesel Production Plants (January 25, 2008)
Source: National Biodiesel Board, http://www.biodiesel.org/buyingbiodiesel/producers_marketers/ProducersMap-Existing.pdf
The following table provides a list of the active biodiesel plants in the United States as of January 25, 2008, as reported by the National Biodiesel Board. Some newly constructed plants are not listed.

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock

AL	Alabama Biodiesel Corporation	Moundville		Soy
	Allied Renewable Energy, LLC	Birmingham	15,000,000	Soy
	Eagle Biodiesel, Inc.	Bridgeport	30,000,000	Soy
	Independence Renewable Energy Corp	Perdue Hill	40,000,000	Multi Feedstock

AR	FutureFuel Chemical Company*	Batesville	24,000,000	Multi Feedstock
	Patriot Biofuels	Stuttgart	3,000,000	Multi Feedstock

AZ	Amereco Arizona, LLC	Arlington	15,000,000	Multi Feedstock
	Performance Biofuels, LLC	Chandler

CA	Bay Biodiesel, LLC	San Jose	3,000,000	Multi Feedstock
	Blue Sky Bio-Fuels, Inc.	Oakland		Multi Feedstock
	Central Valley Biofuels, LLC	Orange Cove	2,000,000	Multi Feedstock
	East Bay Biofuels	Richmond
	Energy Alternative Solutions, Inc.	Gonzales	1,000,000	Multi Feedstock
	Imperial Valley Biodiesel, LLC	El Centro	3,000,000
	Imperial Western Products*	Coachella	8,000,000	Multi Feedstock
	Wright Biofuels, Inc.	San Jacinto	5,500,000	Multi Feedstock
	Yokayo Biofuels, Inc.	Ukiah	300,000	Recycled Cooking Oil

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock

CT	Bio-Pur Inc.	Bethlehem	1,000,000	Multi Feedstock
				Yellow Grease, Tallow, Soy, Poultry
	CT Biodiesel, LLC	Cheshire	4,000,000	Fat

FL	Agri-Source Fuels, Inc.	Dade City	30,000,000	Multi Feedstock
				Soy, Animal Fats,
	World Energy Alternatives, LLC*	Lakeland	18,000,000	Yellow Grease

GA	Alterra Bioenergy of Middle Georgia, LLC	Gordon	15,000,000	Soy
	BullDog BioDiesel	Ellenwood	20,000,000	Multi Feedstock
	ECO Solutions, LLC Georgia Biofuels Corp.	Chatsworth	25,000,000	Multi Feedstock Plant Oils, Animal
		Loganville	1,000,000	Fats
	Middle Georgia Biofuels	East Dublin	1,500,000	Poultry Fat
	Peach State Labs*	Rome		Soy
	Sunshine BioFuels, LLC	Camilla	6,000,000	Soy
	US Biofuels Inc.	Rome	10,000,000	Multi Feedstock

HI	Pacific Biodiesel	Kahului	500,000	Multi Feedstock
	Pacific Biodiesel	Honolulu	1,000,000	Multi Feedstock

IA	AGP*	Sergeant Bluff	30,000,000	Soy
	Cargill*	Iowa Falls	37,500,000	Soy
	Central Iowa Energy, LLC	Newton	30,000,000	Multi Feedstock
	East Fork Biodiesel, LLC	Algona	60,000,000	Soy
	Freedom Fuels, LLC	Mason City	30,000,000	Soy
	Iowa Renewable Energy, LLC	Washington	30,000,000	Multi Feedstock
	Renewable Energy Group, Inc. *	Ralston	12,000,000	Soy
	Riksch BioFuels, LLC	Crawfordsville	10,000,000	Multi Feedstock
	Sioux Biochemical, Inc.	Sioux Center	2,000,000	Corn Oil
	Soy Solutions	Milford	2,000,000	Soy
	Tri-City Energy	Keokuk	5,000,000	Soy
	Western Dubuque Biodiesel	Farley	30,000,000	Soy
	Western Iowa Energy*	Wall Lake	30,000,000	Multi Feedstock

ID	Blue Sky Biodiesel, LLC	New Plymouth	10,000,000	Soy

IL	Heartland Biodiesel, Inc.	Marion	3,000,000	Soy
	Incobrasa Industries, Ltd.	Gilman	31,000,000	Soy
	Midwest Biodiesel Products, Inc.	South Roxanna	30,000,000	Soy
	Stepan Company*	Millsdale	22,000,000	Soy

IN	e-biofuels, LLC	Middletown	25,000,000	Soy
	Evergreen Renewables	Hammond	5,000,000	Soy
	Heartland Biofuel	Flora	450,000	Soy
	Integrity Biofuels	Morristown	10,000,000	Soy
	Louis Dreyfus Agricultural Industries, LLC	Claypool	80,000,000	Soy

KS	Healy Biodiesel, Inc.	Sedgwick	1,000,000	Recycled Cooking Oil
	Krystal Clean Biofuels	Kansas City		Multi Feedstock
	Salemby Resources	Burden		Canola

KY	Griffin Industries*	Butler	1,750,000	Multi Feedstock
	Owensboro Grain	Ownesboro	50,000,000	Soy
	Union County Biodiesel Company, LLC	Stugis	5,000,000	Soy

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock

LA	Allegro Biodiesel Corporation	Pollock	12,000,000	Soy

MA	MPB Bioenergy, LLC	West Bridgewater	500,000	Recycled Cooking Oil

MD	Greenlight Biofuels, LLC	Princess Anne	4,000,000	Multi Feedstock
	Maryland Biodiesel	Berlin	1,000,000	Soy

MI	Ag Solutions, Inc.	Gladstone	5,000,000	Multi Feedstock
	Michigan Biodiesel, LLC	Bangor	10,000,000	Multi Feedstock
	NextDiesel	Adrian	20,000,000	Multi Feedstock

MN	FUMPA BioFuels*	Redwood Falls	3,000,000	Multi Feedstock
	Green Range Renewable Energy	Ironton	150,000	Recycled Cooking Oil
	Minnesota Soybean Processors*	Brewster	30,000,000	Soy
	Soymor*	Albert Lee	30,000,000	Soy

MO	AGP	St. Joseph	29,900,000	Soy
	Global Fuels, LLC	Dexter	3,000,000	Multi Feedstock
	Great River Soy Processing Cooperative	Lilbourn	5,000,000	Soy, Poultry Fat
	High Hill Biodiesel, Inc.	High Hill	5,000,000	Multi Feedstock
	Mid America Biofuels, LLC	Mexico	30,000,000	Soy
	Missouri Better Bean	Bunceton	15,000,000	Multi Feedstock
	Natural Biodiesel Plant, LLC	Hayti	5,000,000	Multi Feedstock
	Prairie Pride	Deerfield	30,000,000	Soy

MS	CFC Transportation, Inc.	Columbus	1,500,000	Multi Feedstock
	Delta Biofuels, Inc.	Natchez	80,000,000	Multi Feedstock
	North Mississippi Biodiesel	New Albany	7,000,000	Soy
	Scott Petroleum Corporation	Greenville	20,000,000	Multi Feedstock
	Universal Bioenergy North America, Inc.	Nettleton	10,000,000

NC	Blue Ridge Biofuels	Asheville	1,000,000	Multi Feedstock
	Evans Environmental Energies, Inc.	Wilson	6,000,000
	Foothills Bio-Energies, LLC	Lenoir	5,000,000	Multi Feedstock
	Gortman Biofuel, LLC	Winston Salem	100,000
	North Carolina BioFuels, LLC	Seaboard	1,000,000	Multi Feedstock
	Piedmont Biofuels	Pittsboro	4,000,000	Multi Feedstock
	Smoky Mountain Biofuels, Inc.	Dilsboro	1,500,000	Multi Feedstock
	Traingle Biofuels Industries, Inc.	Wilson	3,000,000	Multi Feedstock

ND	ADM	Velva	85,000,000	Canola
	All American Biodiesel	York	2,000,000	Soy

NE	Horizon Biofuels, Inc.	Arlington	500,000	Animal Fat
	Northeast Nebraska Biodiesel, LLC	Scribner	5,000,000	Soy
	Wyobraska Biodiesel, LLC	Gering	10,000,000	Soy

NJ	Fuel Bio One, LLC	Elizabeth	50,000,000	Multi Feedstock
	Innovation Fuels	Newark	40,000,000	Multi Feedstock

NM	Rio Valley Biofuels, LLC	Anthony	500,000	Multi Feedstock

NV	Bently Biofuels	Minden	1,000,000	Multi Feedstock
	Biodiesel of Las Vegas	Las Vegas	8,000,000	Multi Feedstock

OH	Agrifuels, LLC	Breman	1,000,000	Multi Feedstock
	American Ag Fuels, LLC	Definance	7,000,000	Multi Feedstock
	American Made Fuels, Inc.	Canton	5,000,000	Soy
	Center Alternative Energy Company	Cleveland	5,000,000	Soy, Choice White Grease
	Jatrodiesel, Inc.	Miamisburg	5,000,000	Multi Feedstock
	Peter Cremer*	Cincinnati	30,000,000	Soy

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock

OK	Earth Biofuels, Inc.	Durant	10,000,000	Multi Feedstock
	Tulsa Biofuels, LLC	Tulsa

OR	Green Fuels of Oregon, Inc.	Klamath Falls	1,000,000	Canola
	SeQuential-Pacific Biodiesel, LLC	Salem	1,000,000	Multi Feedstock

PA	Biodiesel of Pennsylvania, Inc.	White Deer	1,500,000	Soybean Oil
	Keystone BioFuels, Inc.	Shiremanstown		Multi Feedstock
	Lake Erie Biofuels	Erie	45,000,000	Soy
	Middletown Biofuels, LLC	Middletown	2,000,000	Soy
	Soy Energy, Inc.	New Oxford	1,500,000	Soy
	United Biofuels, Inc.	York	1,500,000	Soy
	United Oil Company	Pittsburgh	5,000,000	Multi Feedstock

RI	Mason Biodiesel, LLC	Westerly	2,500,000	Soy
	Newport Biodiesel, LLC	Newport	300,000	Recycled Cooking Oil

SC	Carolina Biofuels, LLC*	Greenville	5,000,000	Soy
	Ecogy Biofuels, LLC	Estill	30,000,000	Soy
	Southeast BioDiesel, LLC	Charleston	8,000,000	Multi Feedstock

SD	Midwest BioDiesel Producers, LLC	Alexandria	7,000,000	Soy

TN	BIG Biodiesel, LLC	Pulaski	150,000	Soy
	Biofuel of Tennessee, LLC	Decaturville	10,000,000	Soy
	Blue Sky Biodiesel, Inc.	Wartburg	3,000,000	Multi Feedstock
	Freedom Biofuels, Inc.	Madison	12,000,000	Soy
	Memphis Biofuels, LLC	Memphis	50,000,000	Multi Feedstock
	Milagro Biofuels of Memphis	Memphis	5,000,000	Soy
	Nu-Energie, LLC	Surgoinsville	10,000,000	Multi Feedstock
	NuOil	Counce	1,500,000	Soy
	SunsOil, LLC	Athens	1,500,000	Multi Feedstock

TX	Agribiofuels, LLC	Dayton	12,000,000	Cottonseed, Soy
	AgriMax Fuels, LLC	Channelview	3,000,000	Soy
	Biodiesel Industries of Greater Dallas-Fort Worth	Denton	3,000,000	Multi Feedstock
	BioSelect Fuels (GBBLP)	Galveston	30,000,000	Multi Feedstock Cottonseed, Soy,
	Brownfield Biodiesel, LLC	Ralls	2,000,000	Canola
	Central Texas Biofuels	Giddings	600,000	Waste Vegetable Oil
	Double Diamond Biofuels, Inc.	Dimmitt	3,000,000	Canola
	GeoGreen Fuels, LLC	Gonzales	3,000,000	Multi Feedstock
				Multi Feedstock
	Green Earth Fuels of Houston, LLC	Galena Park	90,000,000	Cottonseed, Animal
	Greenlight Biofuels, Ltd.	Littlefield	5,000,000	Fats
	Huish Detergents*	Pasadena	15,000,000	Palm
	Johann Haltermann Ltd*	Houston	20,000,000	Soy
	Kemlink Energy, Inc.	Pasadena	2,500,000	Multi Feedstock
	Momentum Biofuels, Inc.	Pasadena	20,000,000	Multi Feedstock
	New Energy Fuels, Inc.	Waller	5,000,000	Multi Feedstock
	New Fuel Company	Dallas	250,000	Multi Feedstock
	Organic Fuels, LLC*	Galena Park	30,000,000	Multi Feedstock
	Pacific Biodiesel Texas	Hillsboro	2,500,000	Multi Feedstock
	Safe Renewable Corp.	Conroe	30,000,000	Multi Feedstock
	Smithfield Bioenergy LLC	Cleburne	12,000,000	Multi Feedstock
	SMS Envirofuels	Poteet	6,000,000	Soy
	Valco Bioenergy	Harlingen	3,000,000	Recycled Cooking Oil

			Annual
			Production
State	Company	City	Capacity	Primary Feedstock

UT	Denali Industries, LLC	American Fork	3,800,000	Multi Feedstock

VA	Cheasapeake Custom Chemical	Ridgeway	5,500,000	Multi Feedstock
	RECO Biodiesel, LLC	Richmond	6,000,000	Multi Feedstock
	Renroh Environmental Company	South Boston	80,000
	Virginia Biodiesel Refinery	New Kent	7,000,000	Soy

WA	Central Washington Biodiesel, LLC	Ellensburg		Multi Feedstock
	Gen-X Energy Group, Inc.	Burbank	15,000,000	Multi Feedstock
	Imperium Grays Harbor	Hoquiam	100,000,000	Multi Feedstock
	Seattle Biodiesel*	Seattle	5,000,000	Soy, Canola
	Standard Biodiesel USA Inc.	Arlington	5,000,000	Waste Vegetable Oil
	TG Energy, Inc.	Ferndale	3,000,000	Multi Feedstock

WI	Best Biodiesel, Inc.	Cashton	10,000,000	Multi Feedstock
	Sanimax Energy Inc.	Deforest	20,000,000	Multi Feedstock
	Walsh Bio Diesel, LLC	Mauston	5,000,000	Soy

WV	AC & S, Inc.	Nitro	3,000,000	Soy

*	Denotes BQ-9000 Accredited Producers.

(1)	Annual Production Capacity only refers to the reported maximum production capability of the facility. It does not represent how many gallons of biodiesel were actually produced at each plant.

(2)	Includes the annual production capacity of plants which chose not to list their production.
Competition from Other Fuel Sources and Additives
The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. Recently, the price of diesel fuel has steadily increased, reaching record high prices in early November 2007 and continuing to increase. Despite such increases, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or if a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our ability to operate profitably.
Renewable diesel is another form of diesel with which we may be required to compete. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel and can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. In April 2007, ConocoPhillips announced its plans to add technology to some of its refineries to produce approximately 175 million gallons of renewable diesel per year. Because renewable diesel is currently eligible for the blenders’ tax credit under an April 2007 Internal Revenue Service interpretation, other large oil companies may also decide to add production capacity for renewable diesel. Oil refiners may be able to devote greater production capacity to the production of renewable diesel than the typical biodiesel plant, which on average has an annual production capacity of 30 million gallons. Accordingly, if renewable diesel proves to be more cost-effective than biodiesel, our revenues and our ability to operate profitably may be adversely impacted.
The EPA has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel. We expect to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could result in the loss of some or all of your investment.

Glycerin Competition
It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated. As a result, glycerin prices dropped dramatically in 2006, with crude glycerin prices hovering around $0.02 per pound or less. Some plants were forced to give away glycerin, and according to the Jacobsen Publishing Company’s Biodiesel Bulletin, others paid $0.03 to $0.04 per pound to dispose of crude glycerin. However, as of September 2007, the Biodiesel Magazine reported that there has been a steady, gradual increase in glycerin prices. REG markets the glycerin produced at our plant under our Management and Operational Services Agreement. We are currently selling our glycerin for $0.25 to $.0.29 cents per pound.
Excess glycerin production capacity may limit our ability to market our glycerin co-product, and we may even be forced to pay to dispose of our glycerin if prices decrease as they did in 2006. Low glycerin prices may also limit our ability to generate revenues through the sale of our co-product. This may negatively affect the profitability of our business. Additionally, some of our competitors, such as Cargill and ADM, have expanded their glycerin refining capacities due to relatively higher prices for refined glycerin when compared to the price of crude glycerin. In Iowa Falls, Iowa, Cargill has built a 30 million pound per year glycerin refinery near its 37.5 million gallon per year biodiesel production plant. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
Research and Development
Due to high soybean oil prices, we are currently exploring the possibility of acquiring technology for using other feedstocks for the biodiesel production process. We have formed a steering committee to evaluate the possibility of acquiring and implementing animal fat pretreatment capabilities. However, our plant does not currently have the technology to process crude animal fats. Additionally, as discussed in “RISK FACTORS,” we may not be able to obtain such technology if we are unable to procure financing to cover the associated costs.
Dependence on One or a Few Major Customers
We are highly dependent on REG for the successful marketing of our products and procurement of adequate supplies of the inputs needed to produce our products. Any loss of REG as the marketer for our products or any inability by REG to successfully market our products could have a significant negative impact on our revenues. Any loss of our relationship with REG in relation to procurement of feedstock could have a significant adverse impact on our ability to generate revenues, as we do not have any other agreements in place with additional suppliers for the acquisition of feedstock and chemical inputs. This could negatively affect our ability to generate revenue and may reduce or eliminate the value of our units.
Furthermore, we are in direct competition with REG due to its ownership and management of other existing plants and proposed plants, and any failure by REG to comply with the terms of our agreement could negatively impact our ability to generate revenues. If REG places the interests of other biodiesel plants which it owns or manages ahead of our interests, our profitability may be negatively impacted.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and oversight by the EPA and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We also entered into an agreement with the City of Dubuque for the discharge of our wastewater into its wastewater disposal system. REG assisted us in obtaining all of our required permits and continues to provide us assistance in ongoing permitting issues. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. For the fiscal year ended 2007, we estimate that we have spent $104,000 in complying with federal, state and local environmental laws. We estimate that we will spend approximately $204,000 in complying with federal, state, and local environmental laws over the next twelve months.

The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which would increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.
We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Employees
As of March 1, 2008, we have 29 full-time employees. Our general manager, Tom Brooks, and operations manager, Mike Chandler, are employed by REG and placed at our facility pursuant to our Management and Operational Services Agreement.
ITEM 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operations.
Risks Related to Our Business
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 10 to the accompanying financial statements, our potential non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has raised doubts about our ability to continue as a going concern. The financing agreements with our lender contain restrictive covenants which require us to maintain minimum levels of working capital, as well as a fixed charge coverage financial ratio. We were in compliance with our covenants as of December 31, 2007. However, it is possible that in the future we may fail to comply with one or more of our loan covenants, either continually or periodically throughout the Company’s 2008 fiscal year. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elects to foreclose its lien or security interest in such assets. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.
Doubts about our ability to continue as a going concern may make it difficult to obtain additional funds in the future. As discussed in the accompanying financial statements, our potential non-compliance with one or more of the loan covenants contained in our financing agreements has raised doubts about our ability to continue as a going concern. In the event that we need additional debt or equity financing to comply with our loan covenants or to otherwise fund our operations, our board of directors may attempt to sell additional units or obtain debt financing. However, the doubts relating to our ability to continue as a going concern may make it difficult to raise the necessary capital or obtain additional debt financing. Additionally, the subprime mortgage lending crisis has contributed to a generally unfavorable credit environment. If we are unable to raise any additional capital or procure additional funds deemed necessary by our board of directors, our business may fail and members could lose some or all of their investment.

We are experiencing liquidity issues which could require us to cease operations. We recently commenced production of biodiesel at our plant. We are experiencing liquidity issues associated with the high cost of our raw materials and the ordinary delay between when we purchase those raw materials and when we receive payments from REG for our finished products. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. Our lack of funds could cause us to scale back production at our biodiesel plant, or cease operations altogether. These shutdowns could be temporary or permanent depending on the cash we have available to continue operations. We are already not operating at full capacity. Should we not be able to secure the cash we required to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
We experienced a net loss during the 2007 fiscal year and may not operate profitably in the future. For our fiscal year ended December 31, 2007, we incurred a net loss of $4,462,414. There is no assurance that we will be successful in our efforts to operate our plant or that we will be able to operate profitably in the future. The biodiesel industry is experiencing very high raw material costs relative to biodiesel prices, making profit margins very small or nonexistent. We have also been experiencing decreasing demand for our biodiesel. This has resulted, and may continue to result, in a situation where our costs of producing biodiesel are more than the price we receive for our biodiesel. Should we continue to endure the current high raw material costs without an increase in the price we receive for our biodiesel, we may have to continue to scale back or cease operations at our plant, either on a temporary or permanent basis. This may affect our ability to generate revenues and could decrease or eliminate the value of our units.
We have a limited operating history. We organized our company in 2005 and commenced production of biodiesel at our plant in August 2007. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. Our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the biodiesel industry, where supply and demand may change substantially in a short amount of time. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside of our control. There is no assurance that our future financial performance will improve. If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected.
Our business is not diversified. Our success depends largely on our ability to profitably operate our biodiesel plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our biodiesel plant and manufacture biodiesel and glycerin. If we are forced to continue to operate at significantly less than capacity or temporarily cease operations at our biodiesel plant for any reason, our ability to produce revenue would be adversely affected, and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. In such an event, our members could lose some or all of their investment.
We have limited experience in the biodiesel industry, and our reliance on REG could damage our profitability. Most of our directors are experienced in business generally but have limited or no experience in operating a biodiesel plant or in governing and operating a public company. Additionally, our directors are presently engaged in business and other activities that impose substantial demands on their time and attention. We are therefore highly dependent upon REG to manage our plant, procure our inputs and market our products pursuant to our Management and Operational Services Agreement. Additionally, we depend on REG’s assessment of the cost and feasibility of operating our plant, REG’s experience in the biodiesel industry and its knowledge regarding the operation of the plant. If our plant does not operate to the level anticipated by us in our business plan, we will also rely on REG to adequately address such deficiency.
Our reliance on REG may place us at a competitive disadvantage. Significant costs and delays would likely result from the need to find other sources of feedstock, consultants or marketers. Any loss of our relationship with REG or failure by REG to perform its obligations may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our business could fail and members could lose all or substantially all of their investment. REG withdrew its registration statement for its initial public offering on March 17, 2008 stating in its filing with the SEC that current market conditions do not support an offering of its stock at this time. Because of our substantial dependence upon REG, our business could fail if REG is unable to continue its business.

Risks Related to Operation of Our Plant
Technological advances could cause our plant to become uncompetitive or obsolete. It is possible that technological advances in the processes and procedures for processing biodiesel could make the processes and procedures that we utilize at our plant less efficient or obsolete. The plant is a single-purpose facility and has no use other than the production of biodiesel and associated products. Much of the cost of the plant is attributable to the cost of production technology which may be impractical or impossible to update. If we are unable to adopt or incorporate technological advances, our biodiesel production methods could be less efficient than those of our competitors. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production remains competitive. Alternatively, we may be required to seek third-party licenses, which may be unavailable and/or could result in significant expenditures. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
We may engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on soybean oil in the biodiesel production process. We seek to minimize the risks from fluctuations in the prices of soybean oil and the price of biodiesel through the use of hedging instruments or we may choose not to engage in hedging transactions. REG provides hedging services to us pursuant to our Management and Operational Services Agreement. Hedging means protecting the price at which we buy feedstock and the price at which we sell our products in the future. The effectiveness of our hedging strategies is dependent upon the cost of soybean oil and our ability to sell sufficient amounts of our products to use all of the soybean oil for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high soybean oil prices. As a result, our operations and financial conditions may also be adversely affected during periods in which soybean oil prices increase.
Risks Related to Biodiesel Production
Changes in the price and availability of our feedstock may hinder our ability to generate revenues and may result in plant shutdowns. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Our biodiesel plant processes soybean oil, and the cost of feedstock represents approximately 70%-90% of our cost of production. Increased volatility in the price of soybean oil has occurred recently, resulting in current soybean oil prices that are significantly higher than the soybean oil prices we anticipated prior to constructing our plant. The USDA’s February 2008 Oil Crops Outlook report states that the average January 2008 soybean oil price surged to $0.498 per pound, which is up approximately 56% from one year ago. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of March 14, 2008 was even higher, ranging from $0.5856 to $0.6056 per pound. Soybean prices may also be affected by other market sectors. For example, soybeans are comprised of 80% protein meal and only 20% oil. Additionally, the increase in corn production due to demand from the ethanol industry has resulted in less acres being planted with soybeans, with acreage currently at a 12-year low. Increased competition for soybean oil will also likely increase our cost of feedstock. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Currently, soybean crush capacity is concentrated among four companies which represent more than 80% of crushing operations in the United States.
Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. As a result, increased feedstock prices may result in decreased profits and we may even be forced to shut down the plant, either temporarily or permanently. If we continue to experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenues and our profit margins will decrease, and these decreases may be significant.
Declines in the prices of biodiesel and its primary co-product will have a significant negative impact on our financial performance. Our revenues are greatly affected by the price at which we can sell our biodiesel and glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include the overall supply and demand, level of government support, and the availability and price of competing products, such as diesel fuel. The total production capacity of the biodiesel industry continues to expand rapidly at this time. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may negatively impact our ability to generate profits.

We are unable to process raw animal fats, which may put us at a competitive disadvantage. A number of our competitors have pretreatment capabilities allowing them to process raw animal fats and have begun using animal fats as a feedstock instead of soybean oil, especially in the warmer months, in order to reduce costs. Our plant does not have animal fat pretreatment capabilities, which means that the only animal fats we are able to process at our plant are those that have already been pretreated by a third party. This may put us at a competitive disadvantage.
Increases in the price of natural gas could reduce our profitability. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control, such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture biodiesel for our customers. Natural gas has recently been available only at prices exceeding historical averages. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
Asian soybean rust and other plant diseases may decrease our ability to obtain a sufficient feedstock supply. Our feedstock supply is highly dependent upon the availability and price of soybeans. Asian soybean rust is a plant fungus that attacks certain plants including soybean plants. Asian soybean rust is abundant in certain areas of South America, and is present in the United States. Left untreated, it can reduce soybean harvests by as much as 80%. Although it can be killed with chemicals, the treatment increases production costs for farmers by approximately 20%. Increases in production costs and reduced soybean supplies could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to our plant. Such increase in cost would increase the cost of producing our biodiesel and increase our loss from operations.
Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel. The pour point for a fuel is the temperature at which the flow of the fuel stops. A lower pour point means the fuel is more flowable in cold weather. The pour point of 100% soy-based biodiesel is approximately 27ºF to 30ºF. The pour point for No. 2 petroleum diesel fuel, the non-biodiesel fuel currently used in machines, is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is -25ºF. Therefore, we believe we will need to blend soy-based biodiesel with petroleum diesel in order to provide a biodiesel product that will have an acceptable pour point in cold weather. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide an acceptable pour point for colder markets comparable to the No. 2 petroleum diesel pour point. In colder temperatures, lower blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in northern markets to diminish during the colder months. The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may result in a decrease in demand for our product in colder climates due to increased storage costs.
Risks Related to Biodiesel Industry
If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. Based upon estimates by the National Biodiesel Board, the estimated annual production capacity of plants currently under construction far exceeds the current estimated annual consumption of biodiesel. In a study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below the expected production capacity. LECG, LLC was formed by faculty from the University of California at Berkeley to provide independent testimony, authoritative studies and advisory services to inform business, regulatory and judicial decision makers and help resolve commercial disputes. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result and drive biodiesel prices lower.
Continued expansion of the biodiesel industry may lead to increased competition for inputs and decreased market prices for biodiesel. We will face increased competition for inputs, which means we may be unable to acquire the inputs that we need and/or may be unable to acquire them at profitable prices. In addition, if excess capacity occurs, the price for biodiesel would likely decline, and we may be unable to market our products at profitable prices. Increased expenses and decreased sales prices for biodiesel will result in decreased revenues and increased losses.

Excess production of glycerin may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product, and even result in us paying for the disposal of glycerin, which would negatively impact our revenues.
As more plants are developed and go into production, there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant. The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase at a rapid pace. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. If we experience a sustained period of high feedstock prices, our ability to generate revenues and our profit margins may significantly decrease or be eliminated.
The biodiesel industry is becoming increasingly competitive and we compete with some larger, better financed entities which could impact our ability to operate profitably. Nationally, the biodiesel industry may become more competitive given the substantial construction and expansion that is occurring in the industry. We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs. Such plants will be capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, some of these plants may not face the same competition we do for inputs as the companies that own them are suppliers of such inputs. In light of such competition, lower prices for biodiesel may result, which would adversely affect our ability to generate profits and adversely affect our financial obligations.
As the production of biodiesel fuel increases there may not be an adequate supply of railroad tank cars or trucks to distribute the biodiesel fuel produced by our plant. As more of the biodiesel production plants under construction and in the planning phase begin production, there exists an increasingly large supply of biodiesel fuel to be distributed and there may not be an adequate supply of rail tank cars or trucks to distribute the fuel which is produced. This problem has affected the agriculture industry for years and there have been reports of similar rail tank car shortages becoming a problem for the biodiesel industry.
Competition from other sources of fuel may decrease the demand for our biodiesel. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or if a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in decreased revenues.
Concerns about fuel quality may impact our ability to successfully market our biodiesel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel. An inability to successfully market our biodiesel will lead to decreased revenues and may adversely impact our ability to operate profitably or at all.
Automobile manufacturers and other industry groups have expressed reservations regarding the use of biodiesel, which could negatively impact our ability to market our biodiesel. Because it is a relatively new product, the research on biodiesel use in automobiles and its effect on the environment is ongoing. Some industry groups, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other engine parts. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product.
In addition, studies have shown that nitrogen oxide emissions increase by 10% when pure biodiesel is used. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biodiesel industry, which may result in our inability to market our biodiesel.

Competition from other diesel fuel lubricity additives may be a less expensive alternative to our biodiesel, which would cause us to lose market share and adversely affect our ability to generate revenues. The EPA has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. The removal of sulfur from diesel fuel reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could adversely affect our ability to generate revenues.
Risks Related to Regulation and Government Action
Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives, including the RFS, the subsidy for small agri-biodiesel producers and VEETC. VEETC is scheduled to expire December 31, 2008, and the subsidy for small producers is set to expire December 31, 2010. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce prices and revenues by making it more costly or difficult to produce and sell biodiesel. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel will result, which could depress biodiesel prices and negatively impact our financial performance.
A change in environmental regulations or violations thereof could be expensive and increase our losses. We are subject to extensive air, water and other environmental regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impact to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with such regulations. The expense of compliance could be significant enough to increase our losses and negatively affect our financial condition.
Risks Related to Conflicts of Interest
We may have conflicts of interest with REG, which may cause difficulty in enforcing claims against REG. We expect that one or more employees or associates of REG will continue to advise our directors and that REG will continue to be involved in substantially all material aspects of our operations. We have entered into an agreement with REG under which REG acquires feedstock and the basic chemicals necessary for our operation, and to perform the sales and marketing functions for our plant. Further, we have issued REG 2,500 of our units as payment for construction of our biodiesel plant. There is no assurance that our arrangements with REG are as favorable to us as they could have been if obtained from unaffiliated third parties. In addition, because of the extensive roles that REG has in the construction and operation of the plant, it may be difficult or impossible for us to enforce claims that we may have against REG. Such conflicts of interest may reduce our profitability and the value of our units.
REG and its affiliates may also have conflicts of interest because REG and its employees or agents are involved as owners, managers, creditors and in other capacities with other biodiesel plants in the United States. We cannot require REG to devote its full time or attention to our activities. As a result, REG may have conflicts of interest in allocating personnel, materials and other resources to our biodiesel plant.

We are in competition with REG, which could result in a conflict of interest and place us at a competitive disadvantage. We are highly dependent upon REG to procure our inputs and market our products. We are also highly dependent upon REG’s experience in the biodiesel industry and its knowledge regarding the operation of our plant. Further, if our plant should fail to operate at the level anticipated by us in our business plan, we will rely on REG to adequately address such deficiency. REG operates its own biodiesel production facility in Ralston, Iowa and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. This means that REG is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG for employees. Because REG operates its own biodiesel production facility and competes with us in many aspects of our business, REG may have a conflict of interest in managing our plant such that REG’s performance of these services is not compromised by its own biodiesel production operations.
Risks Related to Tax Issues in a Limited Liability Company
If we are taxed as a corporation we would be subject to corporate level taxes which would decrease our net income and decrease the amount of cash available to distribute to our members. We expect that our company will continue to be taxed as a partnership. This means that our company does not pay any entity-level taxes. Instead, the members are allocated any income generated by our company based on the member’s ownership interest, and would pay taxes on the member’s share of our income. If we are not taxed as a partnership, our company would be liable for corporate level taxes which would decrease our net income which may decrease the cash we have to distribute to our members.
Members may be allocated a share of our taxable income that exceeds any cash distributions received, therefore members may have to pay this tax liability using their personal funds. Members are allocated a percentage of our taxable income or losses based on their ownership interest in our company. Members may have a tax liability based on their allocation of this income. We may make distributions that are less than the amount of tax members owe based on their allocated percentage of our taxable income. If this is the case, members would have to satisfy their tax liability using their personal funds.
IRS audits of and adjustments to our tax returns could cause the IRS to audit members’ tax returns and lead to additional tax liability for our members. The IRS could audit our tax returns and disagree with tax decisions we have made on our returns. This could lead to the IRS requiring us to reallocate items of income, gain, losses, deductions, or credits that could change the amount of our income or losses that is allocated to members. This could require adjustments to members’ tax returns and could lead to audits of members’ tax returns by the IRS. If adjustments are required to members’ tax returns, this could lead to additional tax liabilities for members as well as penalties and interest being charged to members.
We do not anticipate declaring distributions to members in the foreseeable future. We have incurred a net loss of $4,462,414 for our fiscal year ended December 31, 2007. We do not anticipate that our board of directors will declare distributions to members in the foreseeable future. Accordingly, members will not likely receive distributions on their units and, in the event that members incur any tax liability as a result of their ownership of units in the company, members may be required to satisfy such liability with their personal funds.
The IRS may classify members’ investments as passive activity income, resulting in the inability of our members to deduct losses associated with their investments in the Company. It is likely that the IRS will treat members’ interests in us as a “passive activity.” If a member is either an individual or a closely held corporation, and if the IRS deems the member’s interest to be “passive activity,” then the member’s allocated share of any loss we incur will be deductible only against income or gains the member has earned from other passive activities. Passive activity losses that the IRS disallows in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict our member’s ability to currently deduct any of our losses that are passed through to such members.
ITEM 2. DESCRIPTION OF PROPERTY.
The plant is located on an approximately 36 acre site located at 904 Jamesmeier Road, Farley, Iowa. The site is approximately eighty miles from Interstate 80 and twenty miles from the Mississippi River, located on Highway 20 and the Canadian National Railroad. We paid $589,500 for the site. The plant consists of a principal office building, processing building, pretreatment building and storage tank farm. The site also has improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.
All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Marshall Bankfirst Corporation (Bankfirst). Money borrowed under the Iowa Department of Economic Development loan is also secured by substantially all of the company’s assets, but is subordinate to Bankfirst’s lien.
ITEM 3. LEGAL PROCEEDINGS.
From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The information required in this Part I, Item 4 is incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
There is no public trading market for our units. We have created a private qualified online matching service in order to facilitate trading of our units. Our qualified matching service has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service” as well as state and federal securities laws. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer in an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our amended and restated operating agreement, and the issuance of new certificates. So long as we remain a public reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a public reporting company, we will continue to make information about the Company publicly available on our website.
There are detailed timelines that must be followed under the qualified matching service rules and procedures with respect to offers and sales of membership units. All transactions must comply with the qualified matching service rules, our operating agreement, and are subject to approval by our board of directors. There have been no actual unit transactions that were completed by our unit-holders using the qualified matching service.
As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily trade on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause Western Dubuque Biodiesel to be deemed a publicly traded partnership.
Unit Holders
As of March 1, 2008, we had 539 unit holders of record and 29,779 units issued and outstanding.
Distributions
Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, subject to the covenants contained in our debt financing agreements with our lender. Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.
We did not declare or pay any distributions during fiscal year ended December 31, 2007.

Equity Compensation Plans
We do not have any equity compensation plans under which equity securities of Western Dubuque Biodiesel are authorized for issuance.
Sale of Unregistered Securities
In autumn of 2005, we sold 6,200 of our membership units to our seed capital investors at a price of $500 per unit and received aggregate proceeds of $3,100,000. We claimed exemption from federal registration with respect to our unit sales due to the application of Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings). We also claimed exemptions from registration in the State of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act.
In addition to the units issued in our seed capital offering, we issued 100 membership units to each member of The Biodiesel Group, LLC for their consulting services. The following members of the Biodiesel Group also serve on our board of directors: Warren Bush, William Horan, Denny Mauser, Tom Schroeder and Mark Muench. We claimed exemption from federal registration with respect to our unit sales under Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings). We also claimed exemptions from registration in the State of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act. The value of these units was determined to be $500 per unit, which was the offering price of our units in the seed capital offering.
In June 2006, we conducted a registered offering in the State of Iowa, but were exempt from federal registration of the securities under Section 3(a)(11) of the Securities Act of 1933. We registered a minimum of 16,250 units and a maximum of 23,750 units at an offering price of $1,000 per unit. The offering commenced on May 19, 2006 in the State of Iowa and closed on June 6, 2006. We sold 19,279 units at a price of $1,000 per unit. From our unit sales we received total aggregate proceeds of approximately $19,279,000.
In spring of 2006, we issued an option to purchase additional units to our directors. We offered the directors, with the exception of Ed Recker who was not a director at the time, the option to purchase 100 units at a price of $500 per unit. As a result of this offer, we sold 1,300 additional units. We claimed exemption from federal registration with respect to our unit offer under Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings). We also claimed exemptions from registration in the State of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act. All of the directors, with the exception of Ed Recker, exercised the option to purchase 100 units at a price of $500 per unit on January 15, 2007. We received $650,000 as a result of the exercise of these options. We claimed exemption from federal registration with respect to our unit sales under Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings). We also claimed exemptions from registration in the State of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act.
Pursuant to an agreement executed in December 2006, we agreed to issue 2,500 of our membership units to REG as payment for design-build services rendered by REG to us. These units were issued to REG in January 2008, following the period covered by this report. We claimed exemption from federal registration with respect to our unit sales under Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings). We also claimed exemptions from registration in the State of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act.
We were able to rely on Section 3(a)(11) for the seed capital offering, Iowa registered offering, director option agreement, consulting unit agreement and issuance of units to REG because we sold units only to residents of the State of Iowa and the recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions. We gave each investor information about us and gave them opportunities to ask questions regarding the terms and conditions of the offering. REG, our consultants and our directors obtained such information about us through their respective relationships with the Company. Our directors and officers sold the units on a best efforts basis and received no compensation for services related to the offer and sale.
As of December 31, 2007, we have used all of the proceeds from our offerings to fund the construction and start-up of our plant and for ongoing plant operations.

Repurchases of Equity Securities
Neither we nor anyone acting on our behalf has repurchased any of the Company’s outstanding units during the period covered by this report.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
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

We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
We are an early-stage Iowa limited liability company formed on November 14, 2005 to develop, construct and operate a 30 million gallon biodiesel plant and engage in the production of biodiesel and crude glycerin near Farley, Iowa. Our plant was constructed pursuant to a design-build contract with Renewable Energy Group, LLC executed June 30, 2006 for the design and construction of the plant. We subsequently consented to the assignment of our design-build agreement to REG. On October 1, 2007, we received a certificate of substantial completion for our plant from REG. As of December 31, 2007, we had a liability of $2,519,733 outstanding on our design-build agreement. Pursuant to an agreement executed in December 2006, we agreed to issue 2,500 of our membership units to REG as payment of $2,500,000 of design-build services rendered by REG to us. These units were issued to REG in January 2008, following the period covered by this report.
As described below under “Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations,” we are subject to industry-wide factors that affect our operating and financial performance. Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin and the cost of soybean oil and other operating costs. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel supports and incentives. The biodiesel industry has recently experienced significant increases in the costs of inputs, such as soybean oil and methanol. Increasing feedstock costs have made profit margins small or nonexistent.
We incurred a net loss of $4,462,414 as of our fiscal year ended December 31, 2007. We produced 7,822,933 gallons of biodiesel during the fiscal year ended December 31, 2007. We are currently operating our plant at significantly less than capacity due to the high prices of feedstock necessary to produce biodiesel.
Plan of Operations for the Next 12 Months
We expect to spend the next twelve months (1) operating our plant and engaging in the production of biodiesel; (2) procuring inputs for biodiesel production; and (3) marketing our biodiesel and its primary co-product, glycerin. We intend to rely on cash flow from continuing operations to fund our operations during the next twelve months. However, we anticipate that we will seek debt and/or equity financing in the event that cash flow from our ongoing operations is insufficient to continue operations, but if such additional funds are unavailable it may be necessary for us to temporarily suspend production or shut down our plant.
Plant Operations
During the fourth quarter of our fiscal year ended December 31, 2007, we operated at significantly below our annual nameplate capacity of 30,000,000 gallons of biodiesel (2,500,000 per month). For the month of December 2007, we produced 616,596 gallons of biodiesel, which is only approximately 25% of our production capacity. Following the period covered by this report, we produced 1,436,581 gallons and 634,155 gallons for the months of January and February, respectively. For the remainder of first quarter of 2008, and likely for the second quarter of 2008 as well, we anticipate that we will continue to operate substantially below our capacity. Management is directing its efforts towards increasing production and operating efficiencies while maintaining or decreasing operating costs. The rising price of inputs such as soybean oil and methanol, however, may make it difficult to satisfy these objectives and there is no assurance that we will be able to satisfy these objectives.

We anticipate that we will continue to seek toll manufacturing agreements such as the agreements we entered into with REG which terminated in October 2007 and Cargill which terminated in February 2008. Under such arrangements, we produce biodiesel using feedstock provided by the other party. The other party is required to pay for the feedstock, and we pay all of the other production costs and receive a flat fee per gallon of biodiesel produced. Such agreements allow us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel. In the absence of such agreements, we are required to purchase our own feedstock to operate the biodiesel plant and expect to continue to do so in the future unless we can secure another toll manufacturing agreement or similar arrangement. If we cannot purchase the feedstock required to operate the biodiesel plant at a price which would allow us to operate profitably, or if we cannot secure toll manufacturing agreements that allow us to operate the plant without paying for feedstock, we may have to temporarily cease operations at the biodiesel plant.
REG provides us management and operational services pursuant to the Management and Operational Services Agreement we entered into with them on August 29, 2006. Pursuant to this agreement, REG provides for the overall management of our plant, places a general manager and an operations manager at our plant, acquires feedstock and basic chemicals necessary for the operation of the plant and performs the administrative, sales and marketing functions for the plant. The sales and marketing functions include marketing all our biodiesel and glycerin. Under the terms of the agreement, REG takes title to the biodiesel when loaded for delivery FOB the plant and sells the biodiesel under REG’s brand names. We currently pay REG a monthly fee for these services of 5.7 cents per gallon of biodiesel produced. In addition, our agreement with REG provides for the payment of a yearly bonus based on the profitability of the plant of 2% of net income between $1 and $2 million, 4% of net income between $2 and $3 million, and 6% of net income in excess of $3 million. The yearly bonus is capped at $1,000,000. The agreement has an initial term of 3 years after the end of the first month of production and renews for successive one year terms unless either party gives a written notice of termination at least twelve months in advance of the proposed termination date. Pursuant to our Management and Operational Services Agreement, for the periods ending December 31, 2007 and 2006, we have incurred management and operational fees, feedstock procurement fees and marketing fees of $436,495, and $0 respectively. The amount payable as of December 31, 2007 is $164,971.
Operating Budget and Financing of Plant Operations
We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We intend to rely on cash flow from continuing operations to fund our operations during the next twelve months. However, we anticipate that we will seek debt and/or equity financing in the event that cash flow from our ongoing operations is insufficient to continue operations, but if such additional funds are unavailable it may be necessary for us to temporarily suspend production or shut down our plant. These costs include the cost of feedstock, chemical inputs, utilities, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is our estimate of our operating costs and expenditures for the next 12 months, based upon our estimates for operational costs to operate at an annual capacity of 20,000,000, or 67% of our nameplate capacity.

Operating Costs:

Feedstock Costs	$73,500,000
Chemicals	6,600,000
Utilities	1,750,000
Other Production Costs	5,600,000
General and Administrative	1,600,000
Total operating costs	$89,050,000
The estimates in the table set forth above are based upon our limited operational experience. These are only estimates and our actual costs could be much higher due to a variety of factors outside our control, including, but not limited to, those described above under “RISK FACTORS,” and those under “Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations” below.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin is processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstocks used to produce our biodiesel. The costs of feedstock generally account for 70-90% of the cost to produce biodiesel. Because biodiesel prices are strongly correlated to diesel fuel prices, the biodiesel industry is unlike many other industries where finished product prices are more strongly correlated to changes in production costs. This characteristic of the biodiesel industry makes it difficult for biodiesel producers to pass along increased feedstock costs and, therefore, increases in feedstock costs can significantly affect our ability to generate profits. Our results of operations will benefit when the margin between biodiesel prices and feedstock costs widens and will be harmed when this margin narrows. Recently, the biodiesel industry has been experiencing very high feedstock costs, without corresponding high biodiesel prices, causing profit margins to be small.
The combination of additional supply and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows. Excess capacity in the biodiesel industry may also lead to increased competition for inputs and decreased market prices for biodiesel. We expect to face increased competition for inputs, which means we may be either unable to acquire the inputs that we need or unable to acquire them at reasonable prices. Our plant utilizes soybean oil to produce our biodiesel. As indicated by the chart below, consumption of soybean oil for biodiesel has grown rapidly from 2006 through 2007.
Cumulative Consumption of Soybean Oil for Biodiesel
The USDA’s February 2008 Oil Crops Outlook report states that the average January 2008 soybean oil price jumped to $0.4977 per pound, which is up approximately 56% from one year ago and is the highest average price since May 1984. However, according to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of March 14, 2008 was even higher, ranging from $0.586 to $0.606 per pound. Furthermore, the USDA forecasted that these high soybean oil prices will persist through the 2007-2008 marketing year, with a predicted price range of $0.475 to $0.515 per pound. Although our plant may be able to process vegetable oils other than soybean oil, our ability to utilize different types of vegetable oils depends on the ability to gain access to a consistent supply of feedstock at competitive prices. If the current period of high feedstock costs continue to persist, our ability to generate profits will be adversely impacted. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, it is possible that we may be forced to temporarily or permanently shut down the plant.

Our revenues consist of sales of biodiesel and glycerin and fees paid to us under toll manufacturing agreements. Biodiesel sales and fees from toll manufacturing agreements constitute the majority of our revenues. For our fiscal year ended December 31, 2007, biodiesel sales (including the related blenders’ credit) and revenue from our toll manufacturing agreement with REG accounted for approximately 95% of our revenues. If excess production capacity occurs, we may be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in reduced profits. Additionally, an inability to obtain toll manufacturing agreements as a source of revenue on an ongoing basis may result in further reductions in production and/or in plant shutdowns.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years and has recently reached record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In Iowa, the price for B100 biodiesel was approximately $5.29 to $5.40 per gallon for the week of March 14, 2008, according to the USDA’s Weekly Ag Energy Round-Up report.
Our biodiesel may also face competition from the development of other more cost-efficient domestic alternative fuels. Our biodiesel plant is expected to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. We may also have to compete with large oil companies that may begin producing renewable diesel following the Internal Revenue Service’s determination that renewable diesel co-processed in traditional petroleum refineries is eligible for the $1.00 per gallon biodiesel blenders’ credit.
We also expect to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. The most significant of these are VEETC and the RFS. Changes to these supports or incentives could significantly impact demand for biodiesel.
Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure. Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity and rail cars;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.
However, such substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position.
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil and natural gas, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We treat our hedge positions as non-hedge derivatives, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under our treatment of our hedge positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of December 31, 2007, our derivative instruments relating to certain commodities, including soybean oil and heating oil, are reflected as an increase to cost of sales in the amount of $2,889,536. This is due primarily to unrealized losses on our hedging positions taken with respect to home heating oil.
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.
We entered into several soybean oil purchase contracts during 2007 for anticipated production needs. As of 12/31/07, there were outstanding purchase contracts for 2,000,000 pounds of soybean oil for future delivery with a basis contract of $.0225 cents per pound under the applicable Chicago Board of Trade futures month.
Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. As of this report, we have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We are now subject to ongoing environmental regulations and testing. REG has assisted us in obtaining our required permits and continues to provide us assistance in ongoing permitting matters. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
Employees
As of March 1, 2008, we have 29 full-time employees. Our general manager, Tom Brooks, and operations manager, Mike Chandler, are employed by REG pursuant to our Management and Operational Services Agreement.
Liquidity and Capital Resources
The following table sets forth our sources of liquidity for the fiscal year ended December 31, 2007:

Year ended December 31, 2007

Cash and Cash Equivalents	$2,011,841
Current Assets	$13,516,240
Total Assets	$54,519,306
Current Liabilities	$8,383,674
Long Term Liabilities	$27,766,964
Total Members Equity	$18,368,668
Total Distributions Paid to Members	$0
Cash Flow from Operations
The net cash flow used in operating activities was $11,243,392 for the fiscal year ended December 31, 2007. This was primarily due to the working capital needs to fund our first year of operations including purchasing inventory and other operating supplies and our first sales generating Accounts Receivable. This is also due to changes in derivative instruments, as well as prepaid expenses.
We expect large fluctuations in the values of our derivative instruments. For the fiscal year ended December 31, 2007, the values of our derivative instruments decreased substantially. We anticipate the value of our derivative instruments will continue to fluctuate during the 2008 fiscal year.

Distribution to Unit Holders
No distributions were paid to unit holders during the fiscal year ended December 31, 2007.
Sources of Funds
Equity Financing. We initially raised $3,100,000 in equity from our seed capital investors. We also conducted an offering of our membership units registered in the State of Iowa, pursuant to which we raised an additional $19,279,000 in equity. On January 15, 2007, we raised an additional $650,000 by issuing 1,300 of our units to directors that exercised a unit option agreement. We have therefore raised a total of $23,029,000 in equity. In December 2006 we agreed to issue 2,500 units to REG upon completion of our biodiesel facility as payment under our design-build agreement. These units were issued to REG in January 2008.
As of December 31, 2007, we have used all of the proceeds from our offerings to fund the construction and start-up of our plant and for our ongoing operations. We do not expect to raise any additional equity funds in the next twelve months. However, we may explore the possibility of raising additional equity in the event cash flow from our continuing operations is insufficient to fund our operations.
Debt Financing. In October 2006, we closed on our $35,500,000 term loan with Bankfirst. The loan term is seventy-four months, which consists of a construction phase and a term phase. The construction phase ended March 1, 2008, and the term phase commenced thereafter. During the construction phase, the interest rate was 0.75% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal. For the term phase, we had two options for interest. The first option was a floating rate at 0.25% over the Prime Rate as of the effective date reported in the Money Rates column of The Wall Street Journal on the Conversion Date. The second option was a fixed rate at 3.00% over the five-year LIBOR/Swap Curve Rate on the Conversion Date. The LIBOR/Swap Curve Rate is published by Bloomberg Market Data L.P. and will be based on the number in the Interest Rates and Bonds column of The Wall Street Journal on the day following the initial funding date. On March 1, 2008, we selected the variable rate option of 0.25% over the prime rate (6.25% at March 1, 2008).
Monthly payments under the term phase are $339,484 including interest at a variable rate, commencing March 1, 2008. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, shall be due and payable in full on January 1, 2013. As of December 31, 2007, we had borrowed $29,248,708 in funds on our term loan, and we borrowed additional funds of $1,013,806 from January 1, 2008 to March 1, 2008. As of March 1, 2008, no additional amounts were available to borrow under the loan. As a result, we have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender.
The term loan imposes various covenants upon us which may restrict our operating flexibility. The term loan includes a negative covenant on distributions which may restrict our ability to distribute earnings to our members; restricts our ability to further pledge our assets for other financing that we might require; and restricts our ability to make payments on any subordinated debt we might acquire. In addition, the term loan requires us to:
•	deposit $5,000,000 in a restricted account to be used for commodity risk management purposes;

•	maintain up to $125,000 in a capital improvements reserve fund that must be replenished as we use these funds for capital improvement expenditures;

•	maintain certain financial ratios which may limit our operating flexibility; and

•	to obtain Bankfirst’s permission prior to making any significant changes in our material contracts with third-party service providers.
The term loan requires us to certify to Bankfirst at intervals designated in the term loan that we are meeting the financial ratios listed below.
•
Commencing six months after we convert our construction loan to a term loan, we are required to maintain a debt service coverage ratio of 1.25 to 1.00. Debt coverage ratio means our earnings before taking into account interest, taxes, depreciation and amortization (excluding federal and state tax credits) compared to the maximum principal and interest payments required by the term loan.

•	Commencing on the sixth month after the construction loan is converted to a term loan, we must maintain a fixed charge coverage ratio, as that term is defined by our term loan of 1.50 to 1.00.

•	Commencing on the sixth month after the construction loan is converted to a term loan, we are required to maintain a minimum ratio of current assets to current liabilities of 1.50 to 1.00.

•
Starting on the first full calendar year following the date we convert our construction loan to a term loan, we must maintain a ratio of at least 2.50 to 1.00 of the total principal amount outstanding on our loan to our total earnings before taking into account interest, taxes, depreciation and amortization (excluding federal and state tax credits).

Pursuant to the terms of our loan agreement, we are not yet required to comply with the financial ratios set out in our loan agreement. We will commence calculating and complying with these ratios six months following the conversion of the loan to a term loan as provided in the loan agreement. As described in “Risk Factors,” our potential noncompliance with one or more of these loan covenant has raised doubts about our ability to continue as a going concern.
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
Our term loan provides that certain actions taken by us will constitute defaults under the term loan, which will allow Bankfirst to demand immediately repayment of the entire term loan amount and to satisfy our financial obligations under the term loan by foreclosing its security interest in our property. Defaults occur upon the happening of any of the following:
•	our failure to make the principal and interest payments required by the term loan;

•	our failure to comply with the terms of the loan agreements;

•	our default on any other indebtedness we have acquired;

•	if we have unsatisfied judgments against us that exceed $100,000 for a period of 30 days or more;

•	if we file for bankruptcy or cease to exist as a legal entity;

•	if we merge or consolidate with another company;

•	if we abandon the project;

•	if the project is destroyed or damaged by casualty or fire;

•	if there is a change in control of the Company; or

•	if Bankfirst reasonably deems itself insecure.
Government Programs and Grants. We have entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program and $100,000 of the loan is forgivable. We had paid $40,000 on this loan as of December 31, 2007.
Results of Operations
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal year ended December 31, 2007. Since our plant did not become fully operational until August 2007, we are not able to provide comparable financial information for the fiscal years ended December 31, 2007 and December 31, 2006 and it is important for you to keep this in mind.

	Fiscal Year Ended
	December 31, 2007
Income Statement Data	Amount	Percent
Revenues	$8,559,917	100.0%

Cost of Sales	$11,095,717	129.62%

Gross Profit (Loss)	$(2,535,800)	(29.62)%

Operating Expenses	$1,153,735	13.48%

Other Income (Expense)	$(772,879)	(9.03)%

Net Income (Loss)	$(4,462,414)	(52.13)%
Revenues
Our revenues from operations come from two primary sources: (1) sales of biodiesel and crude glycerin and (2) income generated by our tolling services agreement. The following table shows the sources of our revenue for the fiscal year ended December 31, 2007:

	Total Revenue
Revenue Sources	Amount	Percent
Biodiesel and By Product Sales	$4,354,833	50.87%

Tolling services — related party	$3,510,259	41.01%

Incentive funds	$694,825	8.12%

Total Revenues	$8,559,917	100.00%

Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment. Cost of sales for our products for the fiscal year ended December 31, 2007, was $11,095,717 or 129.62% of our revenues. We anticipate that cost of sales as a percentage of revenue for fiscal year ending December 31, 2008 will likely decrease if soybean oil prices remain or exceed levels at which we can profitably produce our biodiesel, as we expect continued reduced production in such an event.
The toll manufacturing agreement with REG allowed us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel. Following the end of the period covered by this report, we entered into a toll manufacturing agreement with Cargill which expired in February 2008. In the absence of such agreements, we will be required to purchase our own feedstock to operate the biodiesel plant and expect to continue to do so in the future unless we can secure another toll manufacturing agreement or similar arrangement. If we cannot purchase the feedstock required to operate the biodiesel plant at a price which would allow us to operate profitably, or if we cannot secure another toll manufacturing agreement, we may have to temporarily cease operations at the biodiesel plant.

In addition, we expect that cost of sales on a per gallon sold basis may increase during the 2008 fiscal year. In January 2008, the USDA released its Crop Production report, which estimated the soybean production totals in 2007 at 2.59 billion bushels, a 19% decrease from the record high 3.16 billion bushels in 2006. Increased demand for soybean oil from increased biodiesel production or other changes in demand could keep soybean oil prices higher than currently anticipated. According to the National Biodiesel Board, current dedicated production capacity of biodiesel is 2.24 billion gallons per year. Plants planned or under construction could add 1.23 billion gallons per year of capacity for a total annual production capacity of 3.47 billion gallons. As the demand for soybean oil continues to increase, upward pressure is placed on soybean oil and the price we pay for soybean oil increases. Any increase in the price of soybean oil would have a negative impact on our cost of goods sold.
In addition, natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expenses
Our operating expenses for fiscal year ended December 31, 2007 were $1,153,735 or 13.48% of our revenues. We expect our operating expenses to decrease as a percentage of revenues for our 2008 fiscal year. Because this category includes a number of fixed costs, if we operate the plant for a full year, we expect that our revenues will be higher and these expenses will thus make up a smaller percentage of our revenues. Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses.
Other Income (Expenses)
Our other income and expenses for the fiscal year ended December 31, 2007 was an expense of $772,879 or 9.03% of our revenues. We expect our other income (expenses) to decrease as a percentage of our revenues for the 2008 fiscal year, as we expect to have 12 months of revenue from production in the 2008 fiscal year.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.
Revenue Recognition
Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.
Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under SFAS No. 133 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of soybean oil and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of SFAS No. 133.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Members of Western Dubuque Biodiesel, LLC
We have audited the accompanying balance sheets of Western Dubuque Biodiesel, LLC as of December 31, 2007 and 2006, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Dubuque Biodiesel, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years the ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered a loss from operations during 2007 and trends related to the price of raw materials and the selling price of finished goods provide uncertainty as to whether the Company will be able to operate profitably. As a result, reduced production levels or temporary or extended plant shutdowns may occur. Management’s plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Eide Bailly LLP
Minneapolis, Minnesota
March 31, 2008

WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,011,841	$79,316
Margin deposits	3,024,770	—
Accounts receivable — related party	2,874,915	—
Other receivables	150,186	—
Incentive receivables	694,825	—
Inventory	4,439,977	—
Prepaid expenses	319,726	—

Total current assets	13,516,240	79,316

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	620,273
Office building and equipment	407,203	4,028
Plant and process equipment	37,907,414	—
Vehicles	42,537	—
Construction in progress	1,391	27,670,590

Total, at cost	41,449,638	28,294,891
Less accumulated depreciation	922,368	519

Total property, plant and equipment	40,527,270	28,294,372

OTHER ASSETS
Loan origination fees, net of amortization	475,796	563,025

Total other assets	475,796	563,025

TOTAL ASSETS	$54,519,306	$28,936,713

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$942,768	$28,969
Related party	164,971	—
Construction — related party	2,519,733	6,331,662
Derivative instruments	2,533,251	—
Current portion of long-term debt	1,863,675	60,000
Accrued interest	209,375	—
Accrued liabilities	149,901	—

Total current liabilities	8,383,674	6,420,631

LONG-TERM LIABILITIES
Long-term debt, less current portion above	27,766,964	335,000

Total liabilities	36,150,638	6,755,631

MEMBERS’ EQUITY
Contributed capital	26,230,096	25,580,096
Less subscriptions receivable	(2,500,000)	(2,500,000)
Accumulated deficit	(5,361,428)	(899,014)

Total members’ equity	18,368,668	22,181,082

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$54,519,306	$28,936,713

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006

REVENUES
Biodiesel and by product sales — related party	$4,354,833	$—
Tolling services — related party	3,510,259	—
Incentive funds	694,825	—

Total revenues	8,559,917	—

COST OF SALES
Materials, labor and overhead	8,206,181	—
Net losses on derivative instruments	2,889,536	—

Total cost of sales	11,095,717	—

Gross loss	(2,535,800)	—

OPERATING EXPENSES
Consulting and professional fees	320,699	573,447
Office and administrative expenses	833,036	696,584

Total operating expenses	1,153,735	1,270,031

OTHER INCOME (EXPENSE)
Interest income	27,397	356,051
Net losses on derivative instruments	(945)	—
Other income	1,000	25,000
Interest expense	(800,331)	—

Total other income (expense)	(772,879)	381,051

NET LOSS	$(4,462,414)	$(888,980)

BASIC AND DILUTED LOSS PER UNIT	$(163.90)	$(57.68)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	27,226	15,413

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
Years Ended December 31, 2007 and 2006

		Subscriptions	Contributed	Accumulated
	Units	Receivable	Capital	Deficit	Total

BALANCE, DECEMBER 31, 2005	800	$—	$400,000	$(10,034)	$389,966

Initial units issued (seed capital), 5,900 membership units at $500 per unit	5,900	—	2,950,000	—	2,950,000

Capital contributions from public offering, 19,279 units at $1,000 per unit	19,279	—	19,279,000	—	19,279,000

Cost of raising capital	—	—	(207,276)	—	(207,276)

Equity based compensation	—	—	658,372	—	658,372

Units subscribed - 2,500 units at $1,000 per units, December, 2006	2,500	—	2,500,000	—	2,500,000

Less units subscribed receivable, December, 2006	(2,500)	(2,500,000)	—	—	(2,500,000)

Net loss for the year ended December 31, 2006	—	—	—	(888,980)	(888,980)

BALANCE, DECEMBER 31, 2006	25,979	(2,500,000)	25,580,096	(899,014)	22,181,082

Capital contributions, 1,300 units at $500 per unit	1,300	—	650,000	—	650,000

Net loss for the year ended December 31, 2007	—	—	—	(4,462,414)	(4,462,414)

BALANCE, DECEMBER 31, 2007	27,279	$(2,500,000)	$26,230,096	$(5,361,428)	$18,368,668

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,462,414)	$(888,980)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	921,849	519
Amortization	39,650	—
Noncash consulting services	—	250,000
Equity based compensation	—	658,372
Effects of changes in operating assets and liabilities
Margin deposits	(3,024,770)	—
Accounts receivable — related party	(2,874,915)	—
Other receivables	(150,186)	—
Incentive receivables	(694,825)	—
Inventory	(4,439,977)	—
Prepaid expenses	(319,726)	—
Prepaid legal costs	—	25,000
Derivative instruments	2,533,251	—
Accounts payable	1,078,770	28,969
Accrued liabilities	149,901	—

Net cash provided by (used in) operating activities	(11,243,392)	73,880

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	—	(4,028)
Purchase of land and land options	—	(617,773)
Proceeds from the sale of property	25,000	—
Payments for property, plant and equipment, including construction in progress	(16,711,097)	(21,338,928)

Net cash used in investing activities	(16,686,097)	(21,960,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan origination fees	—	(563,025)
Cost of raising capital	—	(207,276)
Proceeds from long-term debt	29,248,708	400,000
Payments on long-term debt	(36,694)	(5,000)
Capital contributions	650,000	22,229,000

Net cash provided by financing activities	29,862,014	21,853,699

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,932,525	(33,150)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,316	112,466

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,011,841	$79,316

Western Dubuque Biodiesel, LLC
Notes to Financial Statements
December 31, 2007 and 2006
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Western Dubuque Biodiesel, LLC located in Farley, Iowa was organized on November 14, 2005 to own and operate a 30 million gallon annual production biodiesel plant for the production of fuel grade biodiesel. The Company’s fiscal year ends on December 31. Significant accounting policies followed by the Company are presented below. The Company began its principal operations in August 2007. Prior to that date, the Company was considered to be in the development stage.
For the year ended December 31, 2007, the accompanying financial statements include a refund of $142,946 from an industrial new jobs training agreement program designed to create new jobs, and educate and train for those positions. The Company recorded a decrease to cost of sales - materials, labor, and overhead of $81,658 and a decrease to operating expenses — office and administrative expenses of $61,288 for the year ended December 31, 2007.
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
Revenue Recognition
Revenue from the production of biodiesel and related products is recorded upon delivery to customers. Interest income is recognized as earned.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at December 31, 2007.
During December 2007, the Company sold trade receivables to a related party with carrying values of $1,017,366. The aggregate loss on the sale of the trade receivables was $4,300.
Derivative Instruments and Hedging Activities
SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchase or normal sales are documented as such, and exempted from the accounting and reporting requirements of SFAS No. 133.

Western Dubuque Biodiesel, LLC
Notes to Financial Statements
December 31, 2007 and 2006
The Company has entered into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from SFAS No. 133.
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. All derivative contracts at December 31, 2007 are recognized in the balance sheet at their fair value.
At December 31, 2007, the Company recorded a net liability for these derivative instruments of $2,533,251. Realized and unrealized gains and losses on derivative instruments were included in the other income (expense) before the Company commenced operations in August 2007. The Company had recorded an increase to other expense of $945, related to derivative contracts for the year ended December 31, 2007. Once the Company began operations in August 2007, unrealized gains and losses on derivative instruments are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. The Company has recorded an increase to cost of sales of $2,889,536, related to derivative contracts for the year ended December 31, 2007.
Inventories
Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value.
Property and Equipment
Property and equipment are stated at cost. Significant additions are capitalized, while expenditures for maintenance, repairs and minor renewals are charged to operations when incurred. The Company initiated operations in August 2007. As a result, the period ended December 31, 2007 was the initial period for depreciation related to the plant assets placed in service.
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets determined as follows:

Years

Land improvements	20 - 40
Office equipment	5 - 10
Office building	30
Plant and process equipment	10 - 40
Vehicles	5 - 7
The Company follows the policy of capitalizing interest as a component of the cost of property, plant, and equipment for interest incurred during the construction phase. For the year ended December 31, 2007, the Company capitalized interest of $446,869, which is included in property, plant and equipment on the accompanying balance sheet.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.

Western Dubuque Biodiesel, LLC
Notes to Financial Statements
December 31, 2007 and 2006
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the year ended December 31, 2007 was $39,650, while $47,579 was capitalized as part of construction period interest. This amount is included in property, plant, and equipment on the accompanying balance sheet.
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
The Company adopted a Unit Option agreement in March 2006 under which options to acquire 1,300 membership units of the Company were granted to the directors at $500 per unit. The options are exercisable upon the closing of the equity offering and securing debt financing (financial closing) and will expire thirty days after the closing of the equity offering and securing debt financing. This agreement was amended in November 2006 and extended the term of the options to the time before funds are drawn on the loan secured from lenders to capitalize the project set forth in the offering. The Company accounted for stock option grants using the recognition and measurement principles of FAS 123(R). As a result, $658,372 of stock-based compensation was reflected in statements of operations for the year ended December 31, 2006, based on the fair market value of the underling units on the date of grant. The Company used the Black-Scholes-Merton option pricing model to calculate the fair value using the following assumptions: Dividend rate 0%, risk free interest rate 5.25%, volatility rate of 1%, and expected lives of three months. These options were exercised in January 2007 and additional capital of $650,000 was accepted in exchange for 1,300 units. No stock-based compensation was recognized for the year ended December 31, 2007.
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
Earnings (Loss) Per Unit
Earnings (loss) per unit are calculated based on the period of time units have been issued and outstanding. Units issued under the directors’ option plan have not been included in the calculation because their inclusion would have been antidilutive.

Western Dubuque Biodiesel, LLC
Notes to Financial Statements
December 31, 2007 and 2006
Cost of Sales
The primary components of cost of sales from the production of biodiesel products under the tolling services agreement are raw materials (hydrochloric acid, methanol, and other catalysts), energy (natural gas and electricity), labor and depreciation on process equipment.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in the cost of sales.
Environmental Liabilities
The Company’s operations are subject to federal, state and local environmental laws and regulations. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage; and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.
Reclassifications
The presentation of certain items in the statements of operations for the year ended December 31, 2006 has been changed to conform to the classifications used for the year ended December 31, 2007. These reclassifications had no effect on member’s equity, net income, or cash flows as previously reported.
New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and is effective for the fiscal years beginning after November 15, 2007. Portions of this pronouncement are effective for years and interim periods beginning after November 15, 2008, as deferred by FSP FAS 157-2.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159) which included an amendment of FASB Statement 115. The Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial condition.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Statement is effective for fiscal years beginning after November 15, 2008 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 161 will have on its results of operations and financial condition.
NOTE 2 — INVENTORY
Inventory as of December 31, 2007 consists of:

Raw material	$1,758,762
Work in progress	1,150,688
Finished goods	1,530,527

Total	$4,439,977

Western Dubuque Biodiesel, LLC
Notes to Financial Statements
December 31, 2007 and 2006
NOTE 3 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows at December 31, 2007 and 2006, respectively.

	2007	2006
Note payable to Marshall BankFirst for construction loan - see details below	$29,248,708	$—

Note payable to the Iowa Department of Economic Development - see details below	360,000	395,000

Note payable to Hodge Material Handling - see details below	21,931	—

Total	29,630,639	395,000
Less current portion	1,863,675	60,000

Long-term portion	$27,766,964	$335,000

Future maturities of long-term debt at December 31, 2007, are as follows:

2008	$1,863,675
2009	2,405,254
2010	2,605,739
2011	2,763,539
2012	2,841,482
Thereafter	17,150,950

Total	$29,630,639

On July 5, 2006 the Company entered into a $35,500,000 loan agreement with Marshall BankFirst. The loan commitment was the lesser of $35,500,000 or sixty one percent of total project costs. The loan term is seventy-four months which consists of the construction phase and a term phase. The construction phase ended March 1, 2008 and the term phase commenced thereafter. Monthly interest payments were required during construction phase with monthly interest and principal required during the term phase to be based on a ten year principal amortization. Monthly payments of $339,484 including interest at a variable rate commenced March 1, 2008 under the term phase with the remaining principal and interest due at maturity, January 1, 2013. The loan commitment also includes a provision for additional payments during the term phase, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. The agreement also includes provisions for reserve funds for capital improvements and working capital. Interest during the construction phase floated at 75 basis points over the prime rate as published in the Wall Street Journal (8.00% at December 31, 2007). During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008 upon commencement of the term phase the Company selected the variable rate option of 25 basis points over the prime rate (6.25% at March 1, 2008). The notes are secured by essentially all of the Company’s assets. The Company had borrowings of $29,248,708 under this agreement as of December 31, 2007. The Company borrowed an additional $1,013,806 from January 1, 2008 to March 1, 2008. There were no additional amounts available to borrow under the loan commitment upon commencement of the term phase, March 1, 2008.
The Company has an installment sales contract with Hodge Material Handling dated October 16, 2007. The Company purchased a fork truck for $23,625, and must make 36 monthly installments of $770, beginning 30 days after taking possession of the fork truck. Interest is implied at a rate of 10.69% per annum.

Western Dubuque Biodiesel, LLC
Notes to Financial Statements
December 31, 2007 and 2006
The Company has been awarded $400,000 from the Iowa Department of Economic Development consisting of a $300,000 zero interest deferred loan and a $100,000 forgivable loan. The zero interest deferred loan requires sixty monthly installments of $5,000 beginning December 2006. In January 2007, the zero interest deferred loan was amended, and deferred monthly installments until August 2007, with remaining principal due at maturity, May 2012. The Company must satisfy the terms of the agreement, which include producing 30,000,000 gallons of biodiesel and wage and job totals, to receive a permanent waiver of the forgivable loan. The loan is secured by a security agreement including essentially all of the Company’s assets.
The Company has issued a $145,165 letter of credit through American Trust Bank in favor of Aquila, Inc. The letter of credit is effective for the period February 6, 2007 through February 6, 2009. The Company has available $145,165 to be borrowed at December 31, 2007.
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
In December 2006, the Company entered into a written agreement to issue 2,500 units with the Renewable Energy Group, Inc. (REG, Inc.) who was contracted to build the facility and provide management and operational services for the Company (see Note 8). REG, Inc., is a related entity formed by the Company’s original general contractor (Renewable Energy Group, LLC) (See Note 8). The agreement provided for the issuance of 2,500 membership units to the contractor upon completion of construction. The $2,500,000 consideration for the units will be deducted from the final payments made by the Company relating to the construction agreement of the biodiesel facility. The 2,500 units are considered subscribed as of December 31, 2007. The calculation of diluted shares will be impacted when the aforementioned units are actually issued. The 2,500 units were issued on January 4, 2008. This reduced the construction payable by $2,500,000.
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

Western Dubuque Biodiesel, LLC
Notes to Financial Statements
December 31, 2007 and 2006
NOTE 6 — INCOME TAXES
As of December 31, 2007, the book basis of assets exceeded the tax basis of assets by approximately $1,943,000. The differences were not material for the year ended December 31, 2006.
NOTE 7 — CASH FLOW DISCLOSURES
The Company had the following noncash investing and financing transactions:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Cash paid for interest, net of capitalized interest of $446,869	$590,956	$—

Services provided for units previously issued, costs included in start-up expenses	$—	$250,000

Construction in progress in accounts payable and accrued interest	$2,519,733	$6,331,662

Purchase of equipment for which financing was provided by the seller	$23,625	$—

NOTE 8 — RELATED PARTY TRANSACTIONS
In November 2005, the Company entered into an agreement with an entity owned by five members of the Company for project development services. The fee for these services was $120,000, payable in monthly installments of $20,000 plus reimbursement of all reasonable expenses incurred. In addition, a total of 500 units, valued at $250,000 have been issued to the individual members of the related party. The Company paid project development fees totaling $-0- and $120,000 for the years ended December 31, 2007 and 2006, respectively.
In December 2005, the Company approved the hiring of an entity owned by family members of one of the founding members of the Company. The entity was hired to prepare a feasibility study, prepare a business plan and perform lender negotiation services. The fee for these services was $110,000 plus reimbursement of any expenses. The Company paid fees of $-0- and $67,853 for the years ended December 31, 2007 and 2006, respectively.
The Company’s general contractor (Renewable Energy Group, LLC) entered into an agreement to construct the plant. On July 31, 2006 the general contractor formed a new related entity called Renewable Energy Group, Inc. (REG, Inc.). The new entity, REG, Inc. is contracted to provide the management and operational services for the Company. On August 9, 2006, REG, LLC assigned its construction agreement to the newly formed entity REG, Inc., which will be the general contractor. For the years ended December 31, 2007 and 2006, the Company incurred construction costs with the contractor of approximately $38,500,000 and $27,000,000, respectively. Construction payables to the contractor at December 31, 2007 and 2006 were $2,519,733 and $6,331,662, respectively.
The Company entered into an agreement with REG, Inc. to provide certain management and operational services. The agreement provides for REG, Inc. to place a general manager and operations manager, acquire substantially all feed stocks and basic chemicals necessary for production, and perform substantially all the sales and marketing functions for the Company. The agreement with REG, Inc. requires a per gallon fee, paid monthly, based on the number of gallons of biodiesel produced or sold. In addition, an annual bonus based on a percentage of the plant’s profitability with such bonus not to exceed $1,000,000 per year.
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

Western Dubuque Biodiesel, LLC
Notes to Financial Statements
December 31, 2007 and 2006
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the years ended December 31, 2007 and 2006, the Company incurred fees of $436,495 and $-0-, respectively. The amount payable to REG, Inc. as of December 31, 2007 was $164,971.
During December 2007, the Company sold trade receivables to REG, Inc. The carrying values of the receivables were $1,017,366 and the Company was charged a discount fee of $4,300.
A member of the board of directors is also a member of the board of directors of the Company’s depository bank.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Included in other receivables as of December 31, 2007 was $142,946 from an industrial new jobs training program refund. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs.
NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company believes the carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. The Company has entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contacts as of December 31, 2007 was 2,000,000 pounds of soybean oil for future delivery with a basis contract of $.0225 cents per pound under the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts at December 31, 2007 was approximately $89,000 higher than the agreed upon cost. The carrying amount of long-term obligations approximates fair value based on estimated interest rates for comparable debt.
NOTE 11 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2007, the Company has generated significant net losses of $4,462,414 and experienced significant increases in the input costs for its products. In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fat, as animal fats are currently less costly than soybean oil. The company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Additionally, through its biodiesel marketer, Renewable Energy Group, Inc., the Company anticipates that it will begin exporting its biodiesel internationally, which the Company believes will return greater profits than domestic biodiesel sales. Finally, the company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including; debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was in compliance as of December 2007 with its covenants. It is projected that the Company may fail to comply with one or more of the loan covenants, including the working capital covenant, throughout the Company’s 2008 fiscal year. This raises doubt about whether the Company will continue as a going concern. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Eide Bailly LLP is our independent auditor at the present time. The Company has had no disagreements with its auditors.
ITEM 8A(T). CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
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
Western Dubuque Biodiesel’s management, including Western Dubuque Biodiesel’s Chairman and Principal Executive Officer and Western Dubuque Biodiesel’s Principal Financial Officer, evaluated the effectiveness of Western Dubuque Biodiesel’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this annual report. Based on their evaluation of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the SEC; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During our fourth fiscal quarter of 2007, management did not identify any changes in internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Internal Control over Financial Reporting
This annual report does not include a Report of Management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
ITEM 8B. OTHER INFORMATION.
Following the period covered by this report, we produced 1,500,000 gallons of biodiesel under a toll manufacturing agreement with Cargill, Inc., which terminated in February 2008.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The information required by Item 9 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.
The information required by Item 10 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by Item 11 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 12 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.
ITEM 13. EXHIBITS.
The following exhibits are filed as part of this report:

Exhibit No.	Description	Method of Filing
3.1	Articles of Organization of Western Dubuque Biodiesel, LLC filed with the Iowa Secretary of State on November 14, 2005.	1

3.2	Operating Agreement of the registrant dated November 29, 2005.	1

3.3	Amended and Restated Operating Agreement of the registrant dated December 5, 2007.	*

10.1	Iowa Department of Economic Development Promissory Note dated March 30, 2007.	1

10.2	Amendment to Membership Unit Option Agreement between Western Dubuque Biodiesel, LLC and the Directors of the Company dated March 29, 2007.	1

10.3	Industry Track Agreement between Chicago, Central and Pacific Railroad Company and Western Dubuque Biodiesel, LLC dated June 15, 2007	2

10.4	Water Use Agreement between the City of Farley, Iowa and Western Dubuque Biodiesel, LLC dated June 8, 2007	2

10.5	Sewer Use Agreement between the City of Dubuque, Iowa and Western Dubuque Biodiesel, LLC dated May 20, 2007	2

10.6	Electric Service Agreement between Alliant Energy and Western Dubuque Biodiesel, LLC dated June 13, 2007.	2

10.7	Toll Manufacturing Agreement between Renewable Energy Group, Inc. and Western Dubuque Biodiesel, LLC dated July 9, 2007 +	2

16.1	Change Accountant Letter from Christianson & Associates, PLLP dated April 27, 2007.	1

Exhibit No.	Description	Method of Filing
31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form 10-SB, No.000-52617, originally filed on April 30, 2007

(2)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form 10-SB/A, No.000-52617, originally filed on August 10, 2007.

(+)	Confidential treatment requested.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference from our definitive proxy statement relating to our 2008 annual meeting of members. In accordance with Regulation 14A, we intend to file that proxy statement no later than 120 days after the end of the last fiscal year.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DUBUQUE BIODIESEL, LLC
Date: March 31, 2008	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: March 31, 2008	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	/s/ William Schueller William Schueller, Chairman and Director

Date: March 31, 2008	/s/ Bruce Klostermann

Bruce Klostermann, Vice Chairman and Director (Principal Executive Officer)

Date: March 31, 2008	/s/Joyce Jarding

Joyce Jarding, Secretary and Director

Date: March 31, 2008	/s/ George Davis

George Davis, Treasurer, Director (Principal Financial and Accounting Officer)

Date: March 31, 2008	/s/ Mark Muench

Mark Muench, Director

Date: March 31, 2008	/s/ Warren Bush

Warren Bush, Director

Date: March 31, 2008	/s/ Craig Breitbach

Craig Breitbach, Director

Date: March 31, 2008	/s/ Jack Friedman

Jack Friedman, Director

Date: March 31, 2008	/s/ William Horan

William Horan, Director

Date: March 31, 2008	/s/ Ed Recker

Ed Recker, Director

Date: March 31, 2008	/s/ Denny Mauser

Denny Mauser, Director

Date: March 31, 2008	/s/ Tom Schroeder

Tom Schroeder, Director

Date: March 31, 2008	/s/ David P. O’Brien

David P. O’Brien, Director

EXHIBIT INDEX

Exhibit No.	Description

3.3	Amended and Restated Operating Agreement of the registrant dated December 5, 2007.

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350