Form 10-Q
period 2008-03-31
Western Dubuque Biodiesel, LLC
filed 2008-05-15
CIK 1396709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended March 31, 2008
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
(563) 744-3554
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2008, there were 29,779 membership units outstanding.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,340,486	$2,011,841
Margin deposits	1,464,917	3,024,770
Accounts receivable — related party	1,859,579	2,874,915
Other receivables	1,360	150,186
Incentive receivables	22,018	694,825
Inventory	2,968,472	4,439,977
Prepaid expenses	634,311	319,726

Total current assets	11,291,143	13,516,240

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	407,203	407,203
Plant and process equipment	37,924,844	37,907,414
Vehicles	42,537	42,537
Construction in progress	—	1,391

Total, at cost	41,465,677	41,449,638
Less accumulated depreciation	1,470,528	922,368

Total property, plant and equipment	39,995,149	40,527,270

OTHER ASSETS
Loan origination fees, net of amortization	452,006	475,796
Restricted cash	75,344	—

Total other assets	527,350	475,796

TOTAL ASSETS	$51,813,642	$54,519,306

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$263,829	$942,768
Related party	199,460	164,971
Construction — related party	—	2,519,733
Derivative instruments	1,240,515	2,533,251
Current portion of long-term debt	2,326,621	1,863,675
Accrued liabilities	189,319	359,276

Total current liabilities	4,219,744	8,383,674

LONG-TERM LIABILITIES
Long-term debt, less current portion above	27,938,554	27,766,964

Total liabilities	32,158,298	36,150,638

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Less subscriptions receivable	—	(2,500,000)
Accumulated deficit	(6,574,752)	(5,361,428)

Total members’ equity	19,655,344	18,368,668

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$51,813,642	$54,519,306

See accompanying notes in unaudited financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

REVENUES
Biodiesel and by product sales — related party	$4,535,877	$—
Tolling services — related party	24,843	—
Incentive funds	1,523,084	—

Total revenues	6,083,804	—

COST OF SALES
Materials, labor and overhead	6,278,277	—
Net losses on derivative instruments	292,118	—

Total cost of sales	6,570,395	—

Gross loss	(486,591)	—

OPERATING EXPENSES
Consulting and professional fees	81,430	54,251
Office and administrative expenses	134,784	13,464

Total operating expenses	216,214	67,715

OTHER INCOME (EXPENSE)
Interest income	27,029	874
Interest expense	(537,548)	—

Total other income (expense)	(510,519)	874

NET LOSS	$(1,213,324)	$(66,841)

BASIC AND DILUTED LOSS PER UNIT	$(40.86)	$(2.47)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	29,697	27,062

See accompanying notes in unaudited financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,213,324)	$(66,841)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	548,160	1,983
Amortization	23,790	—
Effects of changes in operating assets and liabilities
Margin deposits	1,559,853	—
Accounts receivable — related party	1,015,336	—
Other receivables	148,826	—
Incentive receivables	672,807	—
Inventory	1,471,505	—
Prepaid expenses	(314,585)	—
Derivative instruments	(1,292,736)	—
Accounts payable	(664,183)	84,509
Accrued liabilities	(169,957)	—

Net cash provided by operating activities	1,785,492	19,651

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property	—	25,000

Payments for property, plant and equipment, including construction in progress	(16,039)	(5,407,252)

Net cash used in investing activities	(16,039)	(5,382,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in checks written in excess of bank balance	—	1,851
Proceeds from long-term debt	939,540	4,636,434
Payments on long-term debt	(380,348)	(5,000)
Capital contributions	—	650,000

Net cash provided by financing activities	559,192	5,283,285

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,328,645	(79,316)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,011,841	79,316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,340,486	$—

See accompanying notes in unaudited financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
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
In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operation and cash flows of the Company.
These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2007.
Revenue Recognition
Revenue from the production of biodiesel and related products is recorded upon delivery to customers or under the terms of a tolling service agreement. Interest income is recognized as earned.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
The Company is required to maintain cash balances to be held at a bank as a part of their financing agreement as described in Note 3.
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at March 31, 2008.
Account balances with invoices past stated terms are considered delinquent. No interest is charged on trade receivables with past due balances. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the customer’s total balances.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
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
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. All derivative contracts at March 31, 2008 are recognized in the balance sheet at their fair value.
At March 31, 2008 and December 31, 2007, the Company recorded a net liability for these derivative instruments of $1,240,515 and $2,533,251, respectively. Realized and unrealized gains and losses on derivative instruments were included in the other income (expense) before the Company commenced operations in August 2007. Once the Company began operations in August 2007, unrealized gains and losses on derivative instruments are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities. The Company has recorded an increase to cost of sales of $292,118, related to derivative contracts for the three months ending March 31, 2008.
Inventories
Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value. Market value was approximately $421,988 lower than cost at March 31, 2008.
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

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
The Company followed the policy of capitalizing interest as a component of the cost of property, plant and equipment for interest incurred during the construction phase. For the three months ended March 31, 2007, the Company capitalized interest of $77,174.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months ending March 31, 2008 was $23,790. Amortization for the three months ended March 31, 2007 was $15,860 and is capitalized as part of construction period interest.
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
The Company adopted a Unit Option agreement in March 2006 under which options to acquire 1,300 membership units of the Company were granted to the directors at $500 per unit. The options are exercisable upon the closing of the equity offering and securing debt financing (financial closing) and will expire thirty days after the closing of the equity offering and securing debt financing. This agreement was amended in November 2006 and extended the term of the options to the time before funds are drawn on the loan secured from lenders to capitalize the project set forth in the offering. The Company accounted for stock option grants using the recognition and measurement principles of FAS 123(R). As a result, $658,372 of stock-based compensation was reflected in statements of operations for the year ended December 31, 2006, based on the fair market value of the underling units on the date of grant. The Company used the Black-Scholes-Merton option pricing model to calculate the fair value using the following assumptions: Dividend rate 0%, risk free interest rate 5.25%, volatility rate of 1%, and expected lives of three months. These options were exercised in January 2007 and additional capital of $650,000 was accepted in exchange for 1,300 units. No stock-based compensation was recognized for the three months ending March 31, 2008 and 2007.
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

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
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
New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. The requirements of SFAS No. 157 are first effective for our fiscal year beginning January 1, 2008. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities and any nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis.
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
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
The amount of incentive receivable at March 31, 2008 and December 31, 2007 was $22,018 and $694,825, respectively.
NOTE 3 — INVENTORY
Inventory consists of:

	March 31,	December 31,
	2008	2007
	UNAUDITED

Raw material	$1,280,418	$1,758,762
Work in process	1,303,243	1,150,688
Finished goods	384,811	1,530,527

Total	$2,968,472	$4,439,977

NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	March 31,	December 31,
	2008	2007
	UNAUDITED

Note payable to Marshall BankFirst — see details below	$29,899,983	$29,248,708

Note payable to the Iowa Department of Economic Development — see details below	345,000	360,000

Note payable to Hodge Material Handling — see details below	20,192	21,931

Total	30,265,175	29,630,639
Less current portion	2,326,621	1,863,675

Long-term portion	$27,938,554	$27,766,964

The estimated maturities of long-term debt at March 31, 2008, are as follows:

2009	$2,326,621
2010	2,684,554
2011	2,871,212
2012	2,980,845
2013	19,401,943

Total	$30,265,175

On July 5, 2006 the Company entered into a loan agreement with Marshall BankFirst. The loan commitment was the lesser of $35,500,000 or sixty one percent of total project costs. The loan term is seventy-four months which consists of the construction phase and a term phase. There were no additional amounts to advance on the loan upon commencement of the term phase. The construction phase ended March 1, 2008 and the term phase commenced thereafter. Monthly interest payments were required during construction phase with monthly interest and principal required during the term phase to be based on a ten year principal amortization. Monthly payments of $339,484 including interest at a variable rate commenced March 1, 2008 under the term phase with the remaining principal and interest due at maturity, January 1, 2013.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
The loan commitment also includes a provision for additional payments during the term phase, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. The agreement also includes provisions for reserve funds for capital improvements, working capital and debt service. As of March 31, 2008, a balance of $75,344 remains in the debt service reserve fund as restricted cash. Interest during the construction phase floated at 75 basis points over the prime rate as published in the Wall Street Journal (8.00% at December 31, 2007). During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase, the Company selected the variable rate option of 25 basis points over the prime rate (6.25% at March 31, 2008). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements with Marshall BankFirst, the Company is to adhere to certain financial covenants. At March 31, 2008, the Company is to adhere to a minimum current ratio requirement. The Company is in compliance with said covenant as of March 31, 2008. Commencing six months following the conversion of the term phase (September 1, 2008), the Company is to adhere to additional covenants including debt service coverage ratio, fixed charge coverage ratio, and debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA).
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
The Company has issued a $145,165 letter of credit through American Trust Bank in favor of Aquila, Inc. The letter of credit is effective for the period February 6, 2007 through February 6, 2009. The Company has available $145,165 to be borrowed at March 31, 2008.
NOTE 5 — MEMBERS’ EQUITY
In March 2006, the Company entered into an agreement that gave each member of the board of directors the option to purchase 100 membership units for the purchase price of $500 per unit. The options were exercisable upon financial closing and will expire thirty days after financial closing. This agreement was amended in November 2006 and extended the term of the options to the time before funds are drawn on the loan secured from lenders to capitalize the project set forth in the offering. The options were exercised in January 2007 and resulted in the issuance of 1,300 member units for a total of $650,000.
In December 2006, the Company entered into a written agreement to issue 2,500 units with the Renewable Energy Group, Inc. (REG, Inc.) who was contracted to build the facility and provide management and operational services for the Company (see Note 7). REG, Inc., is a related entity formed by the Company’s original general contractor (Renewable Energy Group, LLC) (See Note 7). The agreement provided for the issuance of 2,500 membership units to the contractor upon completion of construction. The $2,500,000 consideration for the units was deducted from the final payments made by the Company relating to the construction agreement of the biodiesel facility. The 2,500 units were issued on January 4, 2008. This reduced the construction payable by $2,500,000 and increased contributed capital by the same amount.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
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
NOTE 6 — CONCENTRATION OF CREDIT RISK
The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid for the three months ended March 31:

	2008	2007

Cash paid for interest	$513,758	$—

The Company had the following noncash investing and financing transactions for the three months ended March 31, 2008:

	2008	2007

Construction in progress in accounts payable and accrued interest	$—	$8,785,685

Loan proceeds transferred to debt service reserve fund (restricted cash)	$75,344	$—

Units issued in exchange for reduction in construction payable	$2,500,000	$—

NOTE 8 — RELATED PARTY TRANSACTIONS
The Company’s general contractor (Renewable Energy Group, LLC) entered into an agreement to construct the plant. On July 31, 2006, the general contractor formed a new related entity called Renewable Energy Group, Inc. (REG, Inc.). The new entity, REG, Inc. is contracted to provide the management and operational services for the Company. On August 9, 2006, REG, LLC assigned its construction agreement to the newly formed entity REG, Inc., which became the general contractor. Construction payables to the contractor at March 31, 2008 and December 31, 2007 were $-0- and $2,519,733, respectively.
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

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
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
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the three months ended March 31, 2008 and 2007, the Company incurred fees of $131,728 and $-0-, respectively. The amount payable to REG, Inc. as of March 31, 2008 and December 31, 2007 was $199,460 and $164,971, respectively.
A member of the board of directors is also a member of the board of directors of the Company’s depository bank.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
During the three months ended March 31, 2008, the Company received a refund of $142,946 from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs.
NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, the company adopted FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, FAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assts and liabilities and the lowest priority to unobservable value inputs. The adoption of this statement had an immaterial impact on the company’s financial statements. FAS 157 defines levels within the hierarchy as follows:
•	Level 1—Unadjusted quoted prices for identical assets and liabilities in active markets;

•	Level 2—Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable for the asset or liability, either directly or indirectly; and

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2008:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash equivalents	$3,693,017	$3,693,017	$—	$—

Financial liabilities:
Commodity derivatives	$1,240,515	$—	$1,240,515	$—

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
The Company also enters into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contracts as of March 31, 2008 was 3,491,620 pounds of soybean oil for future delivery with a basis contract of $.0268 cents per pound under the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts at March 31, 2008 was approximately $93,575 higher than the agreed upon cost.
NOTE 11 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2008, the Company has generated significant net losses of $1,213,324 and experienced significant increases in the input costs for its products. In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fat, as animal fats are currently less costly than soybean oil. The company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Additionally, through its biodiesel marketer, Renewable Energy Group, Inc., the Company anticipates that it will begin exporting its biodiesel internationally, which the Company believes will return greater profits than domestic biodiesel sales. Finally, the company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.
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

Item 2. Management’s Discussion and Analysis or Plan of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2008. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on form 10-KSB for the fiscal year ended December 31, 2007.
Cautionary Statements Regarding Forward-Looking Statements
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
Overview
Western Dubuque Biodiesel (the “Company,” “we” or “us”) was formed on November 14, 2005 as an Iowa limited liability company for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant near Farley, Dubuque County, Iowa and engaging in the production and sale of biodiesel and its primary co-product, glycerin. On August 1, 2007, construction of our biodiesel plant was substantially complete, and we produced our first batch of biodiesel. Under our Management and Operational Services Agreement with Renewable Energy Group, Inc. (REG), REG is required to provide for the management of our plant, acquire feedstock and chemicals necessary for the operation of the plant and perform the administrative, sales and marketing functions for the plant.
For the period covered by this report, we produced approximately 2,129,000 gallons of biodiesel at our plant, 1,502,569 gallons of which were produced under a toll manufacturing agreement with REG. Based upon our nameplate production capacity of 30,000,000 gallons of biodiesel per year (2,500,000 gallons per month), we operated at approximately 28% of our capacity in the quarter ended March 31, 2008 due to high feedstock prices and lower biodiesel prices. For the period covered by this report, we generated net losses of $1,213,324. These net losses, combined with the requirements of our loan agreements, have raised doubts as to our ability to continue as a going concern.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to: the available supply and cost of soybean oil or other feedstocks from which our biodiesel and glycerin are produced; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives; and the cost of complying with extensive environmental laws that regulate our industry. Our largest cost of production is the cost of feedstock, which accounts for 70-90% of the cost of producing biodiesel. Our plant is capable of processing refined animal fats, refined vegetable oils and some crude vegetable oils. (Corn oil is one type of vegetable oil that must be refined to be processed at our plant.) However, because refined animal fats and alternative vegetable oils are generally unavailable at acceptable prices, we expect that soybean oil will continue to be the primary, and likely exclusive, feedstock we use. As a result, we are particularly susceptible to changes in the price of soybean oil, which has been extremely high in recent months.
Because we became operational in August 2007, we do not yet have comparable income, production and sales data for the three months ended March 31, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the three months ended March 31, 2008 and the three months ended March 31, 2007, it is important that you keep this in mind.

Results of Operations for the Three Months Ended March 31, 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues in our statements of operations for the fiscal quarter ended March 31, 2008:

	Quarter Ended
	March 31, 2008
Income Statement Data	Amount	Percent
Revenues	$6,083,804	100.00%

Cost of Sales	$6,570,395	108.00%

Gross Profit (Loss)	$(486,591)	(8.00)%

Operating Expenses	$216,214	3.60%

Other Income (Expense)	$(510,519)	(8.40)%

Net Income (Loss)	$(1,213,324)	(19.90)%
Revenues
Our revenues from operations come from two primary sources: (1) sales of biodiesel and crude glycerin and (2) income generated by our toll manufacturing agreement. A significant portion of our revenues for the quarter ended March 31, 2008 was from incentives. The following table shows the sources of our revenue for the quarter ended March 31, 2008:

	Total Revenue
Revenue Sources	Amount	Percent
Biodiesel and Glycerin Sales	$4,535,877	74.6%

Tolling Services	$24,843	0.4%

Incentive funds	$1,523,084	25.0%

Total Revenues	$6,083,804	100.00%

Under our toll manufacturing agreement with REG, we produced 1,502,569 gallons of biodiesel using feedstock provided by REG. We paid all of the other production costs. Pursuant to the contract, we received a flat fee from REG per gallon of biodiesel produced. The toll manufacturing agreement allowed us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years, reaching record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. Demand for biodiesel has been reduced as a result. Additionally, sales of biodiesel during the winter months are typically lower because blenders decrease their blend percentages due to cold flow concerns. Combined with the lack of demand for biodiesel is increased supply of biodiesel and increased competition for and costs of our inputs, which has also led to difficulty in marketing our biodiesel at profitable prices. We expect these trends to continue during the second quarter of 2008. In Iowa, the price for B100 biodiesel was approximately $4.90 to $5.25 per gallon for the week of May 2, 2008, according to the USDA’s Weekly Ag Energy Round-Up report. According to the Energy Information Administration, the average diesel price for the Midwest was $4.10 on May 5, 2008.

Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment.
We expect that cost of sales on a per-gallon sold basis may increase for the remainder of the 2008 fiscal year. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Soybean meal demand drives the prices we pay for soybean oil. Currently, soybean crush capacity is concentrated among four companies: Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. These companies crush soybeans based upon demand for livestock feed and they will likely not increase the amount of soybeans crushed for soybean oil unless there is an equal increase in demand for livestock feed. In addition, variables such as planting conditions and the number of acres of soybeans planted will likely cause market uncertainty and create soybean price volatility as the 2008 growing season begins. Increased demand for soybean oil from increased biodiesel production or other changes in demand could keep soybean oil prices higher than currently anticipated. According to the National Biodiesel Board, current dedicated production capacity of biodiesel is 2.24 billion gallons per year. Plants planned or under construction could add 1.23 billion gallons per year of capacity for a total annual production capacity of 3.47 billion gallons. As the demand for soybean oil continues to increase, upward pressure is placed on soybean oil and the price we pay for soybean oil increases.
The USDA’s February 2008 Oil Crops Outlook report states that the average January 2008 soybean oil price jumped to $0.4977 per pound, which is up approximately 56% from one year ago and is the highest average price since May 1984. Furthermore, the USDA forecasted that these high soybean oil prices will persist through the 2007-2008 marketing year, with a predicted price range of $0.475 to $0.515 per pound. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of May 2, 2008 was even higher than the predicted average, ranging from $0.5235 to $0.5485 per pound. The Jacobsen Price Guide reported that refined soybean oil reached a high point during the quarter of $0.7382 to $0.7432 on March 3, 2008, which is more than double the price from a year prior. Although our plant may be able to process vegetable oils other than soybean oil, our ability to utilize different types of vegetable oils depends on the ability to gain access to a consistent supply of feedstock at competitive prices. Any increase in the price of soybean oil would have a negative impact on our cost of goods sold. If high feedstock costs continue to persist, our ability to generate profits will be adversely impacted. We expect to only purchase feedstock based upon scheduled sales and available working capital. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, it is possible that we may be forced to temporarily or permanently shut down the plant.
The toll manufacturing agreement with REG which expired in February 2008 allowed us to produce a portion of our biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel. With regard to the other biodiesel we produced, we were required to purchase our own feedstock to operate the biodiesel plant. We expect to continue to do so in the future unless we can secure another toll manufacturing agreement or similar arrangement. If we cannot purchase the feedstock required to operate the biodiesel plant at a price which would allow us to operate profitably, or if we cannot secure another toll manufacturing agreement, we may have to temporarily cease operations at the biodiesel plant.
Natural gas prices fluctuated significantly in 2007, and we expect continued volatility during the fiscal year ending December 31, 2008. In addition, for the past few years, natural gas prices have exceeded historical averages. Further, global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expenses
Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.

Other Income (Expenses)
Our other income and expenses for the three months ended March 31, 2008 resulted primarily from interest expense of $537,548. We expect our other income (expenses) to remain steady as a percentage of our revenues for the 2008 fiscal year if plant production levels remain consistent or as projected.
Cash Flows
Cash Flow from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2008 totaled $1,785,492. This was the result of the net loss of $1,213,324 being offset by a decrease in accounts receivable and inventory.
Cash Flow from Investing Activities. Net cash flow used in investing activities for the quarter ended March 31, 2008 totaled $16,039, which was comprised of payments for property, plant and equipment.
Cash Flow from Financing Activities. Net cash provided by financing activities for the quarter ended March 31, 2008 totaled $559,192. Specifically, we received $939,540 from our long-term borrowing and we made payments on our long-term borrowings of $380,348.
Changes in Financial Condition for the Three Months Ended March 31, 2008
The following table sets forth our sources of liquidity for the three months ended March 31, 2008:

	March 31, 2008	December 31, 2007
Current Assets	$11,291,143	$13,516,240
Current Liabilities	$4,219,744	$8,383,674
Long Term Liabilities	$27,938,554	$27,766,964
Total Members Equity	$19,655,344	$18,368,668
Current Assets. The decrease in current assets is a result of lower inventory and accounts receivable levels, finalizing all open derivative transactions, partially offset by an increase in cash due to accounts receivable collections, lower inventory purchases and final advances from our loan.
Current Liabilities. The change in our current liabilities is largely due to converting our construction payable to REG to equity, finalizing all open derivative transactions, and lower accounts payable due to lower inventory levels.
Long-Term Debt. The increase in our long-term debt, net of current maturities, was due to final advances received associated with terming our construction loan and commencing the term phase.
Members’ Equity. The change in the members’ equity was primarily due to the issuance of 2,500 of our membership units to REG as payment for the remaining amount on our construction contract, offset in part by an increase in the accumulated deficit from $5,361,428 to $6,574,752 as a result of our net loss.
Plan of Operations for the Next 12 Months
We expect to spend the next twelve months engaging in the production of biodiesel and glycerin at our plant. We intend to rely on cash flow from continuing operations to fund our operations during the next twelve months. However, we anticipate that we will seek debt and/or equity financing in the event that cash flow from our ongoing operations is insufficient to continue operations. If such additional funds are unavailable it may be necessary for us to temporarily suspend production or shut down our plant.

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
Pursuant to our Management and Operational Services Agreement, REG, Inc. provides us with overall management, sales and marketing and feedstock procurement services. In exchange, we pay REG, Inc. a management fee based upon the number of gallons of biodiesel produced. Finally, we may be obligated to pay a yearly income bonus equal to a certain percentage of our net income if REG meets certain conditions. Pursuant to our Management and Operational Services Agreement, for the period ended March 31, 2008, we have incurred management and operational fees, feedstock procurement fees and marketing fees of $131,728. The amount payable as of March 31, 2008 is $199,460.
We anticipate that we will continue to seek toll manufacturing agreements such as the agreements we entered into with REG which terminated in October 2007 and in February 2008. Under such arrangements, we produce biodiesel using feedstock provided by the other party. The other party is required to pay for the feedstock, and we pay all of the other production costs and receive a flat fee per gallon of biodiesel produced. Such agreements allow us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel. In the absence of such agreements, we are required to purchase our own feedstock to operate the biodiesel plant and expect to continue to do so in the future unless we can secure another toll manufacturing agreement or similar arrangement. We expect to only purchase feedstock based upon scheduled sales and available working capital. If we cannot purchase the feedstock required to operate the biodiesel plant at a price which would allow us to operate profitably, or if we cannot secure toll manufacturing agreements that allow us to operate the plant without paying for feedstock, we may have to temporarily cease operations at the biodiesel plant.
Operating Budget and Financing of Plant Operations
We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We intend to rely on cash flow from continuing operations to fund our operations during the next twelve months. However, we anticipate that we will seek debt and/or equity financing in the event that cash flow from our ongoing operations is insufficient to continue operations. If such additional funds are unavailable, it may be necessary for us to temporarily suspend production or shut down our plant.
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
Liquidity and Capital Resources
As of March 31, 2008, we had the following assets: current assets of $11,291,143, property, plant and equipment of $39,995,149, which together with other assets, total $51,813,642. As of March 31, 2008, we had current liabilities of $4,219,744 and long term liabilities of $27,938,554. Total members equity as of March 31, 2008, was $19,655,344.

Sources of Funds
Equity Financing. We initially raised $3,100,000 in equity from our seed capital investors. We also conducted an offering of our membership units registered in the State of Iowa, pursuant to which we raised an additional $19,279,000. On January 15, 2007, we raised $650,000 by issuing 1,300 of our units to directors that exercised a unit option agreement. We have therefore raised a total of $23,029,000 in equity proceeds. In December 2006 we agreed to issue 2,500 units to REG upon completion of our biodiesel facility as payment under our design-build agreement. These units were issued to REG in January 2008.
As of March 31, 2008, we have used all of the proceeds from our offerings to fund the construction and start-up of our plant and for our ongoing operations. We do not expect to raise any additional equity funds in the next twelve months. However, we may explore the possibility of raising additional equity in the event cash flow from our continuing operations is insufficient to fund our operations.
Debt Financing. In October 2006, we closed on our term loan with Marshall Bankfirst (“Bankfirst”). The loan term is seventy-four months, which consists of a construction phase and a term phase. The construction phase ended March 1, 2008, and the term phase commenced thereafter. On March 1, 2008, we selected the variable rate option for the loan of 0.25% over the prime rate (6.25% at March 1, 2008). Monthly payments under the term phase are $339,484 including interest at a variable rate, commencing March 1, 2008. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, shall be due and payable in full on January 1, 2013. As of March 31, 2008, the outstanding balance on our term loan was $29,899,983. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender.
The term loan agreement imposed a number of requirements for the disbursement of the loan proceeds, as well as provisions for reserve funds for capital improvements, working capital and debt service. The term loan agreement imposes various covenants upon us which may restrict our operating flexibility. For example, the term loan requires us to: maintain up to $125,000 in a capital improvements reserve fund that must be replenished as we use these funds for capital improvement expenditures; maintain certain financial ratios which may limit our operating flexibility; and to obtain Bankfirst’s permission prior to making any significant changes in our material contracts with third-party service providers. The term loan requires us to certify to Bankfirst at intervals designated in the term loan that we are meeting the financial ratios required by the loan agreement. However, with the exception of the current ratio with which we were in compliance for the quarter ended March 31, 2008, the terms of our loan agreement do not require us to comply with the financial ratios until six months following the conversion of the loan to a term loan. As described in “Risk Factors” and below, our potential noncompliance with one or more of these loan covenants has raised doubts about our ability to continue as a going concern.
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
Our term loan provides that certain actions taken by us will constitute defaults under the term loan, which will allow Bankfirst to demand immediate repayment of the entire term loan amount and to satisfy our financial obligations under the term loan by foreclosing its security interest in our property. If our financial condition has not improved by the time the additional covenants come into effect, we will likely be in violation of several of our covenants, such as the covenants which will require us to maintain minimum levels of working capital and minimum financial ratios including debt service coverage, fixed charge coverage and debt as a percentage of EBITDA. In addition, our loan contains an event of default if our lender reasonably deems itself insecure.

As discussed in the accompanying financial statements, we have generated net losses of $1,213,324 for the three months ended March 31, 2008, and we have undertaken significant borrowings to finance the construction of our biodiesel plant. In the event our lender declares a default under the loan agreements and elects to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
Government Programs and Grants. We have entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program and $100,000 of the loan is forgivable. We have paid $55,000 on this loan as of March 31, 2008. We may be unable to satisfy the loan forgiveness requirements if we are unable to operate at name-plate capacity or maintain a certain number of jobs.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Commodity Price Risk Protection
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil and home heating oil, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We treat our hedge positions as non-hedge derivatives, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under our treatment of our hedge positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
As of March 31, 2008, our derivative instruments relating to certain commodities, including soybean oil and heating oil, are reflected as an increase to cost of sales in the amount of $292,118. This is due primarily to realized losses on our hedging positions.
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
We entered into several soybean oil purchase contracts for anticipated production needs. As of March 31, 2008, there were outstanding purchase contracts for 3,491,620 pounds of soybean oil for future delivery with a basis contract of $0.0268 cents per pound under the applicable Chicago Board of Trade futures month.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
The Company is not required to provide the information required by this item because it is a smaller reporting company.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 30, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Risk factors are discussed in our annual report on Form 10-KSB. The risks described in our annual report are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our annual report. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors set forth in our annual report.
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 11 to the accompanying financial statements, our potential non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has raised doubts about our ability to continue as a going concern. The financing agreements with our lender contain restrictive covenants which require us to have a minimum current ratio. We were in compliance with our covenants as of March 31, 2008. However, it is possible that in the future we may fail to comply with one or more of our loan covenants. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elects to foreclose its lien or security interest in such assets. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to an agreement executed in December 2006, we agreed to issue 2,500 of our membership units to REG as payment for design-build services rendered by REG to us. These units were issued to REG in January 2008. We claimed exemption from federal registration with respect to our unit sales under Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings). We also claimed exemptions from registration in the State of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act.

Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to Security Holders
None.
Item 5. Other Information
In April, subsequent to the period covered by this report, we made an agreement with Iowa Renewable Energy (IRE), another REG plant, to fulfill an IRE biodiesel contract. IRE also transferred soy oil contracts to us to fulfill the order. This agreement was facilitated by REG because of order demand, liquidity restraints of IRE, and capacity at our plant.
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

WESTERN DUBUQUE BIODIESEL, LLC

Date: May 12, 2008	/s/ Bruce Klostermann Bruce Klostermann
Vice Chairman and Director
(Principal Executive Officer)

Date: May 12, 2008	/s/ George Davis George Davis
Treasurer and Director
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350