Form 10-Q
period 2008-06-30
Western Dubuque Biodiesel, LLC
filed 2008-08-14
CIK 1396709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended June 30, 2008

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to

Commission file number 000-52617
WESTERN DUBUQUE BIODIESEL, LLC
(Exact name of small business issuer as specified in its charter)

Iowa (State or other jurisdiction of organization)	20-3857933 (I.R.S. Employer Identification No.)
904 Jamesmeier Rd.
P.O. Box 82
Farley, IA 52046
(Address of principal executive offices)
(563) 744-3554
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2008, there were 29,779 membership units outstanding.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$360,241	$2,011,841
Margin deposits	17,260	3,024,770
Accounts receivable — related party	3,690,725	2,874,915
Other receivables	5,647	150,186
Incentive receivables	1,637,066	694,825
Inventory	3,804,510	4,439,977
Prepaid expenses	1,148,194	319,726

Total current assets	10,663,643	13,516,240

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	407,203	407,203
Plant and process equipment	37,643,316	37,907,414
Vehicles	42,537	42,537
Construction in progress	—	1,391

Total, at cost	41,184,149	41,449,638
Less accumulated depreciation	2,014,660	922,368

Total property, plant and equipment	39,169,489	40,527,270

OTHER ASSETS
Restricted cash	171,464	—
Loan origination fees, net of amortization	428,216	475,796

Total other assets	599,680	475,796

TOTAL ASSETS	$50,432,812	$54,519,306

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$485,543	$942,768
Related party	167,438	164,971
Construction — related party	—	2,519,733
Derivative instruments	2,442	2,533,251
Current portion of long-term debt	2,403,977	1,863,675
Accrued interest	17,166	209,375
Accrued liabilities	211,842	149,901

Total current liabilities	3,288,408	8,383,674

LONG-TERM LIABILITIES
Long-term debt, less current portion above	27,147,528	27,766,964

Total liabilities	30,435,936	36,150,638

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Less subscriptions receivable	—	(2,500,000)
Accumulated deficit	(6,233,220)	(5,361,428)

Total members’ equity	19,996,876	18,368,668

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$50,432,812	$54,519,306

See accompanying notes to the unaudited financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008	June 30, 2007	June 30, 2007

REVENUES
Biodiesel and by product sales — related party	$17,075,895	$21,611,772	$—	$—
Tolling services — related party	—	24,843	—	—
Incentive funds	3,025,398	4,548,482	—	—

Total revenues	20,101,293	26,185,097	—	—

COST OF SALES
Materials, labor and overhead	19,407,182	25,685,459	—	—
Net (gains) losses on derivative instruments	(239,037)	53,081	—	—

Total cost of sales	19,168,145	25,738,540	—	—

Gross profit	933,148	446,557	—	—

OPERATING EXPENSES
Consulting and professional fees	65,365	146,795	84,699	138,950
Office and administrative expenses	116,581	251,365	231,803	245,267

Total operating expenses	181,946	398,160	316,502	384,217

OTHER INCOME (EXPENSE)
Interest income	8,460	35,489	1,031	1,905
Interest expense	(419,830)	(957,378)	—	—
Net gains on derivative instruments	—	—	75,831	75,831
Other income	1,700	1,700	1,000	1,000

Total other income (expense)	(409,670)	(920,189)	77,862	78,736

NET INCOME (LOSS)	$341,532	$(871,792)	$(238,640)	$(305,481)

BASIC AND DILUTED INCOME (LOSS) PER UNIT	$11.47	$(29.32)	$(8.75)	$(11.24)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	29,779	29,738	27,279	27,171

See accompanying notes to the unaudited financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(871,792)	$(305,481)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,092,292	7,224
Amortization	47,580	—
Effects of changes in operating assets and liabilities
Margin deposits	3,007,510	(728,680)
Accounts receivable — related party	(815,810)	—
Other receivables	144,539	(14,057)
Incentive receivables	(942,241)	—
Inventory	635,467	(4,035)
Prepaid expenses	(828,468)	(18,187)
Derivative instruments	(2,530,809)	552,849
Accounts payable	(474,491)	62,086
Accrued liabilities	(130,268)	—

Net cash used in operating activities	(1,666,491)	(448,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property	—	25,000
Sales tax refund from construction in progress	286,190	—
Payments for property, plant and equipment, including construction in progress	(20,700)	(15,782,680)
Increase in restricted cash	(96,120)	—

Net cash provided by (used in) investing activities	169,370	(15,757,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	939,540	16,699,146
Payments on long-term debt	(1,094,019)	(5,000)
Capital contributions	—	650,000

Net cash provided by (used in) financing activities	(154,479)	17,344,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,651,600)	1,138,185

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,011,841	79,316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$360,241	$1,217,501

See accompanying notes to the unaudited financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Western Dubuque Biodiesel, LLC located in Farley, Iowa was organized on November 14, 2005 to pool investors to build a 30 million gallon annual production biodiesel plant for the production of fuel grade biodiesel. The Company’s fiscal year ends on December 31. Significant accounting policies followed by the Company are presented below. The Company began its principle operations in August 2007. Prior to that date, the Company was considered to be in the development stage.
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
Restricted Cash
The Company is required to maintain cash balances to be held at a bank as a part of their financing agreement as described in Note 4.
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at June 30, 2008.
Account balances with invoices past stated terms are considered delinquent. No interest is charged on trade receivables with past due balances. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the customer’s total balances.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
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
The Company enters into derivative contracts as a means of managing exposure to changes in biodiesel prices. All derivatives are designated as a non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories. All derivative contracts at June 30, 2008 are recognized in the balance sheet at their fair value.
At June 30, 2008 and December 31, 2007, the Company recorded a net liability for these derivatives instruments of $2,442 and $2,533,251, respectively. Realized and unrealized gains and losses on derivative instruments were included in the other income (expense) before the Company commenced operations in August 2007. Once the Company began operations in August 2007, realized and unrealized gains and losses on derivative instruments are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities.
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
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets determined as follows:

Years

Land improvements	20 – 40
Office equipment	5 – 10
Office building	30
Plant and process equipment	10 – 40
Vehicles	5 – 7
The Company followed the policy of capitalizing interest as a component of the cost of property, plant and equipment for interest incurred during the construction phase. For the six months ended June 30, 2007, the Company capitalized interest of $315,009.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months and six months ended June 30, 2008 was $23,790 and $47,580. Amortization for the three months and six months ended June 30, 2007 was $23,790 and $39,650 and is capitalized as part of construction period interest.
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
The Company adopted a Unit Option agreement in March 2006, under which options to acquire 1,300 membership units of the Company were granted to the directors at $500 per unit. The options were exercisable upon the closing of the equity offering and securing debt financing (financial closing) and would have expired thirty days after the closing of the equity offering and securing debt financing. This agreement was amended in November 2006 and extended the term of the options to the time before funds are drawn on the loan secured from lenders to capitalize the project set forth in the offering. The Company accounted for stock option grants using the recognition and measurement principles of FAS 123(R). As a result, $658,372 of stock-based compensation was reflected in statement of operations for the year ended December 31, 2006, based on the difference between the exercise price and the fair market value of the underling units on the date of grant. The Company used the Black-Scholes-Merton option pricing model to calculate the fair value using the following assumptions: Dividend rate 0%, risk free interest rate 5.25%, volatility rate of 1%, and expected lives of three months. These options were exercised in January 2008 and additional capital of $650,000 was accepted in exchange for 1,300 units. No stock-based compensation was recognized for the three months and six months ended June 30, 2008 and 2007.
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
Cost of Sales
The primary components of cost of sales from the production of biodiesel products under the tolling services agreement are raw materials (sodium methylate, methanol, and other catalysts), energy (natural gas and electricity), labor and depreciation on process equipment.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
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
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentive receivable at June 30, 2008 and December 31, 2007 was $1,637,066 and $694,825, respectively.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 3 — INVENTORY
Inventory consists of:

	June 30,	December 31,
	2008	2007
	(UNAUDITED)

Raw material	$969,456	$1,758,762
Work in process	1,280,712	1,150,688
Finished goods	1,554,342	1,530,527

Total	$3,804,510	$4,439,977

NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	June 30,	December 31,
	2008	2007
	(UNAUDITED)

Note payable to Marshall BankFirst — see details below	$29,203,099	$29,248,708

Note payable to the Iowa Department of Economic Development — see details below	330,000	360,000

Note payable to Hodge Material Handling — see details below	18,406	21,931

Total	29,551,505	29,630,639
Less current portion	2,403,977	1,863,675

Long-term portion	$27,147,528	$27,766,964

The estimated maturities of long-term debt at June 30, 2008, are as follows:

2009	$2,403,976
2010	2,777,458
2011	2,919,819
2012	3,059,782
2013	18,290,470
Later	100,000

Total	$29,551,505

On July 5, 2006, the Company entered into a loan agreement with Marshall BankFirst. The loan commitment was the lesser of $35,500,000 or sixty one percent of total project costs. The loan term is seventy-four months which consists of the construction phase and a term phase. There were no additional amounts to advance on the loan upon commencement of the term phase. The construction phase ended March 1, 2008 and the term phase commenced thereafter. Monthly interest payments were required during construction phase with monthly interest and principal required during the term phase to be based on a ten year principal amortization. Monthly payments of $339,484 including interest at a variable rate commenced March 1, 2008, under the term phase with the remaining principal and interest due at maturity, January 1, 2013.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
The loan commitment also includes a provision for additional payments during the term phase, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. The agreement also includes provisions for reserve funds for capital improvements, working capital and debt service. As of June 30, 2008, balances of $161,039 and $10,425 remain in the debt service reserve and capital reserve funds as restricted cash. Interest during the construction phase floated at 75 basis points over the prime rate as published in the Wall Street Journal (8.00% at December 31, 2007). During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase, the Company selected the variable rate option of 25 basis points over the prime rate (5.25% at June 30, 2008). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements with Marshall BankFirst, the Company is to adhere to certain financial covenants. At June 30, 2008, the Company is to adhere to a minimum current ratio requirement. The Company is in compliance with said covenant as of June 30, 2008. Commencing six months following the conversion of the term phase (September 1, 2008), the Company is to adhere to additional covenants including debt service coverage ratio, fixed charge coverage ratio, and debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA).
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
The Company has issued a $145,165 letter of credit through American Trust Bank in favor of Aquila, Inc. The letter of credit is effective for the period February 6, 2007 through February 6, 2009. The Company has available $145,165 to be borrowed at June 30, 2008.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 6 — CONCENTRATION OF CREDIT RISK
The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company’s bank balance may exceed $100,000.
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Cash paid for interest	$1,149,587	$—

The Company had the following noncash investing and financing transactions:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Construction in progress in accounts payable and accrued interest	$—	$2,718,400

Loan proceeds transferred to debt service reserve fund (restricted cash)	$75,344	$—

Units issued in exchange for reduction in construction payable	$2,500,000	$—

NOTE 8 — RELATED PARTY TRANSACTIONS
The Company’s general contractor (Renewable Energy Group, LLC) entered into an agreement to construct the plant. On July 31, 2006, the general contractor formed a new related entity called Renewable Energy Group, Inc. (REG, Inc.). The new entity, REG, Inc. is contracted to provide the management and operational services for the Company. On August 9, 2006, REG, LLC assigned its construction agreement to the newly formed entity REG, Inc., which became the general contractor. Construction payables to the contractor at June 30, 2008 and December 31, 2007 were $-0- and $2,519,733, respectively.
The Company entered into an agreement with REG, Inc. to provide certain management and operational services. The agreement provides for REG, Inc. to place a general manager and operations manager, acquire substantially all feed stocks and basic chemicals necessary for production, and perform substantially all the sales and marketing functions for the Company. The agreement with REG, Inc. requires a per gallon fee, paid monthly, based on the number of gallons of biodiesel produced. In addition, an annual bonus based on a percentage of the plant’s profitability with such bonus not to exceed $1,000,000 per year.
Payments shall be due the tenth of the month following the month for which such fees are computed or payable. The agreement shall remain in force for three years after the end of the first month in which product is produced. The agreement shall continue until one party gives written notice of termination to the other of a proposed termination date at least twelve months in advance of a proposed termination date.
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the three months and six months ended June 30, 2008, the Company incurred fees of $240,680 and $372,408, respectively. For the three months and six months ended June 30, 2007, the Company incurred fees of $65,278. The amount payable to REG, Inc. as of June 30, 2008 and December 31, 2007 was $167,438 and $164,971, respectively.
A member of the board of directors is also a member of the board of directors of the Company’s depository bank.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 9 — COMMITMENTS AND CONTINGENCIES
During the six months ended June 30, 2008, the Company received a refund of $142,946 from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs.
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
The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2008:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash equivalents	$529,196	$529,196	$—	$—

Financial liabilities:
Commodity derivatives	$2,442	$—	$2,442	$—

The Company also has entered into agreements to purchase soybean oil for anticipated production needs. The balance of the purchase contracts as of June 30, 2008 was 18,217,316 pounds of soybean oil for July 2008 delivery with fixed price contracts ranging from $.5446 to $.6513 cents per pound and a basis contract of $0.012 cents per pound under the applicable Chicago Board of Trade futures month. The estimated fair market value of the soybean oil purchase contracts, as of June 30, 2008, is approximately $396,517 higher than the agreed upon cost.
NOTE 11 — SUBSEQUENT EVENT
On August 6, 2008, the Company entered into a toll processing agreement with REG Services Group, LLC and REG Marketing & Logistics Group, LLC to produce 10,000,000 gallons of biodiesel from September to December 2008. Under the terms of the agreement, the Company will be paid a specified price per gallon for each gallon processed.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
NOTE 12 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2008, the Company has generated significant net losses of $871,794 and experienced significant increases in the input costs for its products. In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fat, as animal fats are currently less costly than soybean oil. The company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Additionally, through its biodiesel marketer, Renewable Energy Group, Inc., the Company anticipates that it will begin exporting its biodiesel internationally, which the Company believes will return greater profits than domestic biodiesel sales. Finally, the company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.
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

Item 2. Management’s Discussion and Analysis or Plan of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the six-month period ended June 30, 2008. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•
Changes in interest rates or the availability of credit or equity financing needed to continue our operations in the event that income from operations is insufficient for us to continue biodiesel production;

•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Continued higher than average prices of vegetable oils, particularly soybean oil, and/or increases in the prices of other feedstock;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Decreased availability of soybean oil or other feedstock for any reason, including reduction in soybean production due to increased corn production to service the ethanol industry;
•
Our ability to locate alternative feedstock to replace soybean oil (such as refined animal fats) if desirable or necessary, particularly since we lack pretreatment capabilities to enable us to process raw animal fats or other crude vegetable oils at our plant.

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
Overview
Western Dubuque Biodiesel (the “Company,” “we” or “us”) was formed on November 14, 2005 as an Iowa limited liability company for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant near Farley, Dubuque County, Iowa and engaging in the production and sale of biodiesel and its primary co-product, glycerin. On August 1, 2007, construction of our biodiesel plant was substantially complete, and we produced our first batch of biodiesel. Under our Management and Operational Services Agreement (MOSA) with Renewable Energy Group, Inc. (REG), REG is required to provide for the management of our plant, acquire feedstock and chemicals necessary for the operation of the plant and perform the administrative, sales and marketing functions for the plant.
For the three months covered by this report, we produced approximately 4,278,583 gallons of biodiesel at our plant. Based upon our nameplate production capacity of 30,000,000 gallons of biodiesel per year (2,500,000 gallons per month), we operated at approximately 57% of our capacity in the quarter ended June 30, 2008 due to high feedstock prices and lower biodiesel prices. For the three months covered by this report, we generated net income of $341,532. However, for the six months ended June 30, 2008, we incurred net losses of $871,792. These net losses, combined with the requirements of our loan agreements, have raised doubts as to our ability to continue as a going concern.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to: the available supply and cost of soybean oil or other feedstocks from which our biodiesel and glycerin are produced; dependence on our biodiesel and glycerin marketer to market and distribute our products; the timely expansion of infrastructure in the biodiesel industry; the intensely competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in biodiesel tax incentives; and the cost of complying with extensive environmental laws that regulate our industry. Our largest cost of production is the cost of feedstock, which accounts for 70-90% of the cost of producing biodiesel. Our plant is capable of processing refined animal fats, refined vegetable oils and some crude vegetable oils, such as soybean oil and canola oil. (Corn oil is one type of vegetable oil that must be refined to be processed at our plant.) However, refined animal fats and alternative vegetable oils are generally unavailable at acceptable prices. Therefore, we expect that soybean oil will continue to be the primary, and likely exclusive, feedstock we use, unless a different feedstock is provided under a toll manufacturing arrangement. As a result, we are particularly susceptible to changes in the price of soybean oil, which has been extremely high.
Because we became operational in August 2007, we do not yet have comparable income, production and sales data for the six months ended June 30, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the six months ended June 30, 2008 and the six months ended June 30, 2007, it is important that you keep this in mind.

Results of Operations for the Three Months Ended June 30, 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues in our statements of operations for the fiscal quarter ended June 30, 2008:

	Quarter Ended
	June 30, 2008
Income Statement Data	Amount	Percent
Revenues	$20,101,293	100.00%

Cost of Sales	$19,168,145	95.36%

Gross Profit (Loss)	$933,148	4.64%

Operating Expenses	$181,946	0.91%

Other Income (Expense)	$(409,670)	(2.04)%

Net Income	$341,532	1.69%
Revenues
As shown in the table below, our revenues from operations for the quarter ended June 30, 20008 came from sales of biodiesel and crude glycerin. In April, we made an agreement with Iowa Renewable Energy (IRE), another REG plant, to fulfill an IRE biodiesel contract. IRE also transferred soy oil contracts to us to fulfill the order. This agreement was facilitated by REG because of order demand and capacity at our plant. We did not produce biodiesel under any toll manufacturing agreement this quarter. A significant portion of our revenues for the quarter ended June 30, 2008 was from incentives. More detailed information regarding biodiesel prices is provided with regard to our discussion of our results of operations for the six months ended June 30, 2008.

	Quarter Ended
	June 30, 2008
Revenue Sources	Amount	Percent
Biodiesel and Glycerin Sales	$17,075,895	84.95%

Tolling Services	$0	0.0%

Incentive funds	$3,025,398	15.05%

Total Revenues	$20,101,293	100.00%

Cost of Sales
Information regarding costs of sales for the quarter ended June 30, 2008, is discussed in detail below with regard to the results of operations for the six months ended June 30, 2008.
Operating Expenses
Information regarding costs of sales for the quarter ended June 30, 2008, is discussed in detail below with regard to the results of operations for the six months ended June 30, 2008.
Other Income (Expenses)
Our other income and expenses for the three months ended June 30, 2008 resulted primarily from interest expense of $419,830. We expect our other income and expenses to remain steady for the 2008 fiscal year if plant production levels remain consistent or as projected.

Results of Operations for the Six Months Ended June 30, 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues in our statements of operations for the six months ended June 30, 2008:

	Six Months Ended
	June 30, 2008
Income Statement Data	Amount	Percent
Revenues	$26,185,097	100.00%

Cost of Sales	$25,738,540	98.29%

Gross Profit (Loss)	$446,557	1.71%

Operating Expenses	$398,160	1.52%

Other Income (Expense)	$(920,189)	(3.51)%

Net Income (Loss)	$(871,792)	(3.32)%
Revenues
Our revenues for the six months ended June 30, 2008 came from three primary sources, as shown below. A significant portion of our revenues for the six months ended June 30, 2008 was from incentives.

	Six Months Ended
	June 30, 2008
Revenue Sources	Amount	Percent
Biodiesel and Glycerin Sales	$21,611,772	82.53%

Tolling Services	$24,843	0.1%

Incentive funds	$4,548,482	17.37%

Total Revenues	$26,185,097	100.00%

Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years, reaching record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $5.29 to $5.60 per gallon for the week of July 18, 2008, according to the USDA’s Weekly Ag Energy Round-Up report, which does not take into account the $1.00 blenders’ tax credit for biodiesel. According to the Energy Information Administration, the average diesel price for the Midwest was $4.65 on July 21, 2008, which is significantly lower than the price per gallon for B100 biodiesel before the blenders’ tax credit. Demand for biodiesel has been reduced as a result. Combined with the lack of demand for biodiesel is an increased supply of biodiesel and increased competition for and costs of our inputs, which has also led to difficulty in marketing our biodiesel at profitable prices. Additionally, we expect even lower demand in the winter months because blenders decrease their blend percentages due to cold flow concerns. We expect these trends to continue for the remainder of our fiscal year.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment.
We expect that cost of sales on a per-gallon sold basis may increase for the remainder of the 2008 fiscal year with regard to any biodiesel that is not produced under a toll manufacturing agreement. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Soybean meal demand drives the prices we pay for soybean oil. Currently, soybean crush capacity is concentrated among four companies: Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. These companies crush soybeans based upon demand for livestock feed, and they will likely not increase the amount of soybeans crushed for soybean oil unless there is an equal increase in demand for livestock feed. In addition, variables such as planting conditions and the number of acres of soybeans planted will likely continue to cause market uncertainty and create soybean price volatility. Increased demand for soybean oil from increased biodiesel production or other changes in demand could result in continued high soybean oil prices or result in even higher prices. The National Biodiesel Board estimated dedicated production capacity of biodiesel at 2.24 billion gallons per year as of January 2008. Plants planned or under construction could add 1.23 billion gallons per year of capacity for a total annual production capacity of 3.47 billion gallons. As the demand for soybean oil continues to increase, upward pressure is placed on soybean oil and the price we pay for soybean oil increases.

The USDA’s June 2008 Oil Crops Outlook report states that the average May 2008 soybean oil price jumped to $0.583 per pound, which is the highest average monthly price ever. By comparison, Jacobsen reported that the central Illinois average May 2007 soybean oil price was $ 0.331 per pound and the May 2006 soybean oil price was $ 0.239 per pound, reflecting an increase of 144 % over the last two years. According to the USDA’s National Weekly Ag Energy Round-Up report, the price for crude soybean oil in Iowa for the week of July 18, 2008 was even higher, ranging from $0.6017 to $0.6192 per pound. Furthermore, the USDA has forecasted that these high soybean oil prices will persist. Although our plant may be able to process vegetable oils other than soybean oil, our ability to utilize different types of vegetable oils depends on the ability to gain access to a consistent supply of feedstock at competitive prices. Any increase in the price of soybean oil would have a negative impact on our cost of goods sold. If high feedstock costs continue to persist, we may not be able to operate profitably. We expect to purchase feedstock based only upon scheduled sales and available working capital. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, it is possible that we may be forced to temporarily or permanently shut down the plant.
Natural gas prices fluctuated significantly in 2007, and we expect continued volatility for the remainder of the fiscal year ending December 31, 2008. In addition, for the past few years, natural gas prices have exceeded historical averages. Further, global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expenses
Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.
Other Income (Expenses)
Our other income and expenses for the six months ended June 30, 2008 resulted primarily from interest expense of $957,378. We expect our other income (expenses) to remain steady for the 2008 fiscal year if plant production levels remain consistent or as projected.
Cash Flows
Cash Flow from Operating Activities. Net cash used for operating activities for the six months ended June 30, 2008 totaled $1,666,491. This was the result of the net loss of $871,792, an increase in accounts receivable, incentive receivables, and prepaid expenses, partially offset by lower inventory levels.
Cash Flow from Investing Activities. Net cash flow provided by investing activities for the six months ended June 30, 2008 totaled $169,370, which was due to a sales tax refund from construction partially offset by an increase in restricted cash.
Cash Flow from Financing Activities. Net cash used in financing activities for the six months ended June 30, 2008 totaled $154,479. Specifically, we received $939,540 from our long-term borrowings and we made principal payments on our long-term borrowings of $1,094,019.

Changes in Financial Condition for the Six Months Ended June 30, 2008
The following table sets forth our sources of liquidity for the six months ended June 30, 2008:

	June 30, 2008	December 31, 2007
Current Assets	$10,663,643	$13,516,240
Current Liabilities	$3,288,408	$8,383,674
Long Term Liabilities	$27,147,528	$27,766,964
Total Members Equity	$19,996,876	$18,368,668
Current Assets. The decrease in current assets is a result of finalizing all open derivative transactions, a decrease in cash due to higher accounts receivable and incentive receivables.
Current Liabilities. The change in our current liabilities is largely due to converting our $2,500,000 construction payable to REG to equity, finalizing all open derivative transactions, and lower accounts payable due to lower inventory levels.
Long-Term Debt. The decrease in our long-term debt, net of current maturities, was due to principal payments made, partially offset by final advances received.
Members’ Equity. The change in the members’ equity was primarily due to the issuance of 2,500 of our membership units to REG as payment for the remaining amount on our construction contract, offset in part by an increase in the accumulated deficit from $5,361,428 to $6,233,220 as a result of our net loss.
Plan of Operations for the Next 12 Months
We expect to spend the next twelve months engaging in the production of biodiesel and glycerin at our plant. We intend to rely on cash flow from continuing operations to fund our operations during the next twelve months. However, we anticipate that we will seek debt and/or equity financing in the event that cash flow from our ongoing operations is insufficient to continue operations, and our directors continue to explore possible avenues for such financing. If additional funds are unavailable it may be necessary for us to temporarily suspend production or shut down our plant.
Plant Operations
We anticipate that we will operate at our capacity from September 1, 2008 through December 31, 2008 under a toll manufacturing agreement we entered into with REG following the period covered by this report. The agreement expires December 31, 2008. We may have to decrease production following expiration of the toll manufacturing agreement due to decreased demand during the winter months and high feedstock costs if we are unable to enter into a subsequent toll manufacturing agreement or otherwise obtain feedstock at satisfactory prices. Management is directing its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs. The rising price of inputs such as soybean oil and methanol, however, may make it difficult to satisfy these objectives and there is no assurance that we will be able to satisfy these objectives. As a result, our board of directors continues to evaluate avenues for additional debt financing and is also exploring and evaluating alternative options for raising equity capital. There can be no assurance that we will be able to procure the necessary equity capital or debt financing if needed, however.
Pursuant to the MOSA, REG provides us with overall management, sales and marketing and feedstock procurement services. In exchange, we pay REG a management fee based upon the number of gallons of biodiesel produced. Finally, we may be obligated to pay a yearly income bonus equal to a certain percentage of our net income if REG meets certain conditions. For the six months ended June 30, 2008, we have incurred management and operational fees, feedstock procurement fees and marketing fees under the MOSA of $372,408. The amount payable as of June 30, 2008 is $167,438.
We anticipate that we will continue to seek toll manufacturing agreements such as the agreement we recently entered into with REG and the agreements which terminated in October 2007 and February 2008. Under toll manufacturing arrangements, we produce biodiesel using feedstock provided by another party. The other party is required to pay for the feedstock, and we pay all of the other production costs and receive a flat fee per gallon of biodiesel produced. Such agreements allow us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel.

In the absence of toll manufacturing agreements, we are required to purchase our own feedstock to operate the biodiesel plant. If we are required to do so, we expect to purchase feedstock based only upon scheduled sales and available working capital. If we cannot purchase the feedstock required to operate the biodiesel plant at a price which would allow us to generate free cash flow to operate our business and service our debt, or if we cannot secure toll manufacturing agreements that allow us to operate the plant without paying for feedstock, we may have to temporarily cease operations at the biodiesel plant.
The Farm, Nutrition, and Bioenergy Act of 2008 (the “Farm Bill”) reauthorized the Commodity Credit Corporation (CCC) Bioenergy Program. The program provides $300 million in mandatory funding over the 5 year duration of the Farm Bill to biodiesel producers. The Farm Bill also authorizes an additional $25 million in funding each year from fiscal year 2009 through 2012, if Congress provides the additional funding during the course of its annual appropriations process. The CCC Bioenergy Program creates two classes of producers for purposes of payments under the program. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. Final rules have not yet been implemented for the CCC Bioenergy Program, so the amount of benefits we will receive, if any, is undetermined; however, we expect to benefit from the funding that will be available to biodiesel producers under this program.
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
Liquidity and Capital Resources
As of June 30, 2008, we had current assets of $10,663,643 and property, plant and equipment of $39,169,489, which together with other assets, total $50,432,812. As of June 30, 2008, we had current liabilities of $3,288,408 and long term liabilities of $27,147,528. Total members equity as of June 30, 2008, was $19,996,876.
Sources of Funds
Equity Financing. We have used all of the proceeds from our equity offerings to fund the construction and start-up of our plant and for our ongoing operations. Our board of directors continues to evaluate avenues for additional debt financing and is also exploring and evaluating alternative options for raising equity capital.
Debt Financing. In October 2006, we closed on our term loan with Marshall Bankfirst (“Bankfirst”). The loan term is seventy-four months, which consists of a construction phase and a term phase. The construction phase ended March 1, 2008, and the term phase commenced thereafter. On March 1, 2008, we selected the variable rate option for the loan of 0.25% over the prime rate (5.25% at June 30, 2008). Monthly payments under the term phase are $339,484 including interest at a variable rate, commencing March 1, 2008. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due and payable in full on January 1, 2013. As of June 30, 2008, the outstanding balance on our term loan was $29,203,099. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender.

The term loan agreement imposed a number of requirements for the disbursement of the loan proceeds. Additionally, the term loan agreement imposes various covenants upon us which may restrict our operating flexibility. The term loan requires us to: maintain up to $125,000 in a capital improvements reserve fund that must be replenished as we use these funds for capital improvement expenditures; maintain certain financial ratios which may limit our operating flexibility; and obtain Bankfirst’s permission prior to making any significant changes in our material contracts with third-party service providers. The term loan requires us to certify to Bankfirst at intervals designated in the term loan that we are meeting the financial ratios required by the loan agreement. However, with the exception of the current ratio with which we were in compliance for the quarter ended June 30, 2008, the terms of our loan agreement do not require us to comply with the financial ratios until six months following the conversion of the loan to a term loan. As described in “Risk Factors” and below, our potential noncompliance with one or more of these loan covenants has raised doubts about our ability to continue as a going concern.
We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. Due to Bankfirst’s security interest in our assets, we are not free to sell our assets without the permission of Bankfirst, which could limit our operating flexibility. All of the requirements of our term loan are more specifically described in the loan documents we executed with Bankfirst.
Our term loan provides that certain actions taken by us will constitute defaults under the term loan, which will allow Bankfirst to demand immediate repayment of the entire term loan amount and to satisfy our financial obligations under the term loan by foreclosing its security interest in our property. If our financial condition has not improved by the time the additional covenants come into effect, we will likely be in violation of several of our covenants, such as the covenants which will require us to maintain minimum levels of working capital and minimum financial ratios including debt service coverage, fixed charge coverage and debt as a percentage of EBITDA. In addition, our loan contains an event of default if our lender reasonably deems itself insecure at any time.
As discussed in the accompanying financial statements, we have generated net losses of $871,792 for the six months ended June 30, 2008, and we have undertaken significant borrowings to finance the construction of our biodiesel plant. In the event our lender declares a default under the loan agreements and elects to accelerate our payments under the loan documents or take possession of our assets securing the loans, we may be forced to shut down the plant and our members could lose some or all of their investment. These factors have raised doubts as to our ability to continue as a going concern.
Government Programs and Grants. We have entered into a loan with the Iowa Department of Economic Development (IDED) for $400,000. This loan is part of the IDED’s Value Added Program and $100,000 of the loan is forgivable. We have paid $70,000 on this loan as of June 30, 2008. We may be unable to satisfy the loan forgiveness requirements if we are unable to operate at name-plate capacity or maintain a certain number of jobs.
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

For the six months ended June 30, 2008, our derivative instruments relating to certain commodities, including soybean oil and heating oil, are reflected as an increase to cost of sales in the amount of $53,081. This is due primarily to realized losses on our hedging positions.
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are intended to produce long-term positive growth for the Company.
We entered into several soybean oil purchase contracts for anticipated production needs. As of June 30, 2008, there were outstanding purchase contracts for 18,217,316 pounds of soybean oil for future delivery with fixed price contracts ranging from $0.5446 to $0.6513 cents per pound and a basis contract of $0.012 cents per pound under the applicable Chicago Board of Trade futures month.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
The Company is not required to provide the information required by this item because it is a smaller reporting company.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Risk factors are discussed in our annual report on Form 10-KSB. The risks described in our annual report are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our annual report and should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors in our annual report.

There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 12 to the accompanying financial statements, our potential non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has raised doubts about our ability to continue as a going concern. The financing agreements with our lender contain restrictive covenants which require us to maintain minimum levels of working capital, as well as a fixed charge coverage financial ratio. We were in compliance with our covenants as of June 30, 2008. However, it is possible that in the future we may fail to comply with one or more of our loan covenants, which would constitute an event of default under our loan agreement. Additionally, our loan contains an event of default if our lender reasonably deems itself insecure at any time. At the election of the lender, a default could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elects to foreclose its lien or security interest in such assets. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.
Doubts about our ability to continue as a going concern may make it difficult to obtain additional funds in the future. As discussed in the accompanying financial statements, our potential non-compliance with one or more of the loan covenants contained in our financing agreements has raised doubts about our ability to continue as a going concern. In the event that we need additional debt or equity financing to comply with our loan covenants or to otherwise fund our operations, our board of directors may attempt to sell additional units or obtain debt financing. The board of directors also intends to explore and evaluate additional options for raising equity capital; however, there is no assurance that such alternatives will be available. The doubts relating to our ability to continue as a going concern may make it difficult to raise the necessary equity capital or obtain additional debt financing. Additionally, the subprime mortgage lending crisis has contributed to a generally unfavorable credit environment. If we are unable to raise any additional capital or procure additional funds deemed necessary by our board of directors, our business may fail and members could lose some or all of their investment.
We are experiencing liquidity issues which could require us to cease operations. We are experiencing liquidity issues associated with the high cost of our raw materials and the ordinary delay between when we purchase those raw materials and when we receive payments from REG for our finished products. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. Our lack of funds could cause us to scale back production at our biodiesel plant or cease operations altogether. These shutdowns could be temporary or permanent depending on the cash we have available to continue operations. We are already not operating at full capacity. Should we not be able to secure the cash we required to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
If the provisions of the VEETC that apply to biodiesel are not extended past December 31, 2008, the demand for biodiesel would likely be significantly reduced. The Volumetric Ethanol Excise Tax Credit (VEETC) is a biodiesel blenders’ excise tax credit of $1.00 per gallon for “agri-biodiesel,” which is biodiesel derived solely from virgin vegetable oils and animal fats that are blended with petroleum biodiesel. VEETC also provides a tax credit of $0.50 per gallon for non agri-biodiesel blended with petroleum diesel, which is biodiesel made from non-virgin or recycled vegetable oil and animal fats. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible in order to increase biodiesel use. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. VEETC is set to expire December 31, 2008. There is no assurance that any legislation extending VEETC will be adopted, and if VEETC is not extended or replaced with a similar credit, we anticipate that the demand for biodiesel will be reduced significantly, making it difficult for us to market and sell our biodiesel.

An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices could lead to the imposition of duties or tariffs on biodiesel imported into Europe, which could cause a significant decrease in our revenues. The European Union (EU) recently announced plans to launch antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. If the findings of the investigation indicate that taking action is justified, the European Commission would likely impose duties or tariffs on biodiesel imported into the EU. If duties or tariffs are imposed on U.S. biodiesel exported to Europe, this could have the effect of significantly increasing the cost at which REG can sell our biodiesel in European markets, making it difficult or impossible for our biodiesel to compete with European biodiesel producers. Accordingly, any future imposition of duties or tariffs on European biodiesel exports could significantly harm our revenues and financial performance.
Because of the high cost of soybean oil, we are exploring the use of alternative feedstocks, such as corn oil, to produce our biodiesel, which may have risks and disadvantages of which we are not yet fully aware. Our board is exploring the use of corn oil from ethanol plants to make biodiesel. Corn oil, however, poses several unique challenges due to its moisture and solid content, as well as its elevated free-fatty-acid levels. Unlike many other oil sources, corn oil from ethanol plants contains waxy compounds and sterols. These characteristics could cause corn oil-based biodiesel to be less desirable than other types of biodiesel. Furthermore, our plant does not have the technology necessary to pretreat corn oil for utilization in the biodiesel production process. There may be other disadvantages to the use of corn oil as a feedstock of which we are not yet aware, which may limit our ability to use it as a feedstock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to Security Holders
On Wednesday, June 11, 2008, we held our annual member meeting. Pursuant to the proxy statement, the election of directors was the only proposal presented at the annual meeting. All of the Board’s nominees for Group I Directors were elected. The result of the voting on the proposal was as follows:

Proposal — Director Elections	For	Against	Abstain

Ed Recker	10,582	55	235
Denny Mauser	10,461	235	140
George Davis	10,546	50	265
Item 5. Other Information
Following the period covered by this report, we entered into a toll manufacturing agreement with REG. The term of the agreement is from September 1, 2008 to December 31, 2008. Under the arrangement, we are required to produce 10,000,000 gallons of biodiesel using canola oil provided by a third party. The other party pays for the feedstock, and we will be responsible for the other production costs. We will receive a flat fee per gallon of biodiesel produced. REG will be compensated for its services with regard to the tolling services in the same manner required by the MOSA agreement.

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

WESTERN DUBUQUE BIODIESEL, LLC

Date: August 14, 2008	/s/ Bruce Klostermann Bruce Klostermann
Vice Chairman and Director
(Principal Executive Officer)

Date: August 14, 2008	/s/ George Davis

George Davis
Treasurer and Director
(Principal Financial and Accounting Officer)