Form 10-Q
period 2008-09-30
Western Dubuque Biodiesel, LLC
filed 2008-11-14
CIK 1396709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended September 30, 2008
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
☐ Yes          ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2008, there were 29,779 membership units outstanding.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,247,852	$2,011,841
Margin deposits	5,000	3,024,770
Accounts receivable — related party	4,617,834	2,874,915
Other receivables	—	150,186
Incentive receivables	372,088	694,825
Inventory	829,497	4,439,977
Prepaid expenses	108,450	319,726

Total current assets	10,180,721	13,516,240

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	407,203	407,203
Plant and process equipment	37,677,017	37,907,414
Vehicles	42,537	42,537
Construction in progress	—	1,391

Total, at cost	41,217,850	41,449,638
Less accumulated depreciation	2,559,020	922,368

Total property, plant and equipment	38,658,830	40,527,270

OTHER ASSETS
Restricted cash	203,315	—
Loan origination fees, net of amortization	404,426	475,796

Total other assets	607,741	475,796

TOTAL ASSETS	$49,447,292	$54,519,306

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$753,717	$942,768
Related party	202,560	164,971
Construction — related party	—	2,519,733
Derivative instruments	—	2,533,251
Current portion of long-term debt	28,891,237	1,863,675
Accrued interest	16,784	209,375
Accrued liabilities	139,605	149,901

Total current liabilities	30,003,903	8,383,674

LONG-TERM LIABILITIES
Long-term debt, less current portion above	—	27,766,964

Total liabilities	30,003,903	36,150,638

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Less subscriptions receivable	—	(2,500,000)
Accumulated deficit	(6,786,707)	(5,361,428)

Total members’ equity	19,443,389	18,368,668

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$49,447,292	$54,519,306

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

REVENUES
Biodiesel and by product sales — related party	$15,157,704	$—	$36,769,476	$—
Tolling services — related party	930,987	1,991,747	955,830	1,991,747
Incentive funds	3,217,380	—	7,765,862	—

Total revenues	19,306,071	1,991,747	45,491,168	1,991,747

COST OF SALES
Materials, labor and overhead	19,035,571	1,625,892	44,721,030	1,625,892
Net losses on derivative instruments	240,081	471,574	293,162	471,574

Total cost of sales	19,275,652	2,097,466	45,014,192	2,097,466

Gross profit (loss)	30,419	(105,719)	476,976	(105,719)

OPERATING EXPENSES
Consulting and professional fees	73,218	99,909	220,013	238,859
Office and administrative expenses	103,781	264,696	355,146	509,963

Total operating expenses	176,999	364,605	575,159	748,822

OTHER INCOME (EXPENSE)
Interest income	5,970	7,666	41,459	9,571
Interest expense	(412,877)	(274,141)	(1,370,255)	(274,141)
Net losses on derivative instruments	—	(76,776)	—	(945)
Other income	—	—	1,700	1,000

Total other income (expense)	(406,907)	(343,251)	(1,327,096)	(264,515)

NET LOSS	$(553,487)	$(813,575)	$(1,425,279)	$(1,119,056)

BASIC AND DILUTED LOSS PER UNIT	$(18.59)	$(29.82)	$(47.91)	$(41.13)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	29,779	27,279	29,752	27,208

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,425,279)	$(1,119,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	1,636,652	374,117
Amortization	71,370	15,680
Effects of changes in operating assets and liabilities
Margin deposits	3,019,770	(1,234,518)
Accounts receivable — related party	(1,742,919)	(479,474)
Other receivables	150,186	—
Incentive receivables	322,737	—
Inventory	3,610,480	(834,943)
Prepaid expenses	211,276	(154,387)
Derivative instruments	(2,533,251)	363,036
Accounts payable	(171,195)	588,981
Accrued liabilities	(202,887)	74,249

Net cash provided by (used in) operating activities	2,946,940	(2,406,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property	—	25,000
Sales tax refund from construction in progress	286,190	—
Payments for property, plant and equipment, including construction in progress	(54,402)	(16,753,671)
Increase in restricted cash	(127,971)	—

Net cash provided by (used in) investing activities	103,817	(16,728,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	939,540	18,605,822
Payments on long-term debt	(1,754,286)	(20,000)
Capital contributions	—	650,000

Net cash provided by (used in) financing activities	(814,746)	19,235,822

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,236,011	100,836

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,011,841	79,316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,247,852	$180,152

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
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
Revenue Recognition
Revenue from the production of biodiesel and related products is recognized upon delivery to customers or under the terms of a tolling service agreement. Revenue is recorded upon the transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Restricted Cash
The Company is required to maintain cash balances to be held at a bank as a part of their financing agreement as described in Note 4.
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at September 30, 2008.
Account balances with invoices past stated terms are considered delinquent. No interest is charged on trade receivables with past due balances. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the customer’s total balances.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
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
At September 30, 2008 and December 31, 2007, the Company recorded a net liability for these derivatives instruments of $-0- and $2,533,251, respectively. Realized and unrealized gains and losses on derivative instruments were included in the other income (expense) before the Company commenced operations in August 2007. Once the Company began operations in August 2007, realized and unrealized gains and losses on derivative instruments are included as a component of cost of sales in the accompanying financial statements. For the statement of cash flows, such contract transactions are classified as operating activities.
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
The Company followed the policy of capitalizing interest as a component of the cost of property, plant and equipment for interest incurred during the construction phase. For the nine months ended September 30, 2007, the Company capitalized interest of $446,869.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months and nine months ended September 30, 2008 was $23,790 and $71,370, respectively. Amortization for the three months and nine months ended September 30, 2007 was $23,790 and $63,439, of which $47,579 was capitalized as part of construction period interest.
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
The Company adopted a Unit Option agreement in March 2006, under which options to acquire 1,300 membership units of the Company were granted to the directors at $500 per unit. The options were exercisable upon the closing of the equity offering and securing debt financing (financial closing) and would have expired thirty days after the closing of the equity offering and securing debt financing. This agreement was amended in November 2006 and extended the term of the options to the time before funds are drawn on the loan secured from lenders to capitalize the project set forth in the offering. The Company accounted for stock option grants using the recognition and measurement principles of FAS 123(R). As a result, $658,372 of stock-based compensation was reflected in statement of operations for the year ended December 31, 2006, based on the difference between the exercise price and the fair market value of the underling units on the date of grant. The Company used the Black-Scholes-Merton option pricing model to calculate the fair value using the following assumptions: Dividend rate 0%, risk free interest rate 5.25%, volatility rate of 1%, and expected lives of three months. These options were exercised in January 2008 and additional capital of $650,000 was accepted in exchange for 1,300 units. No stock-based compensation was recognized for the three months and nine months ended September 30, 2008 and 2007.
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
Loss Per Unit
Losses per unit are calculated based on the period of time units have been issued and outstanding. Units issued under the directors’ option plan have not been included in the calculation because their inclusion would have been antidilutive.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
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
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentive receivable at September 30, 2008 and December 31, 2007 was $372,088 and $694,825, respectively.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
NOTE 3 — INVENTORY
Inventory consists of:

	September 30,	December 31,
	2008	2007
	(UNAUDITED)

Raw material	$282,449	$1,758,762
Work in process	268,487	1,150,688
Finished goods	278,561	1,530,527

Total	$829,497	$4,439,977

NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	September 30,	December 31,
	2008	2007
	(UNAUDITED)

Note payable to Marshall BankFirst — see details below	$28,559,665	$29,248,708

Note payable to the Iowa Department of Economic Development — see details below	315,000	360,000

Note payable to Hodge Material Handling — see details below	16,572	21,931

Total	28,891,237	29,630,639
Less current portion	—	1,863,675

Long-term portion	$28,891,237	$27,766,964

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
The loan commitment also includes a provision for additional payments during the term phase, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. The agreement also includes provisions for reserve funds for capital improvements, working capital and debt service. As of September 30, 2008, balances of $182,439 and $20,876 remain in the debt service reserve and capital reserve funds as restricted cash. Interest during the construction phase floated at 75 basis points over the prime rate as published in the Wall Street Journal (8.00% at December 31, 2007). During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase, the Company selected the variable rate option of 25 basis points over the prime rate (5.25% at September 30, 2008). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements with Marshall BankFirst, the Company is to adhere to certain financial covenants. At September 30, 2008, the Company is to adhere to minimum debt service coverage, fixed charge coverage, and current ratio requirements, as well as a maximum debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company was not in compliance with certain covenants as of September 30, 2008. Due to the going concern issues addressed in Note 11 and the debt noncompliance, the debt has been classified as current.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
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
The Company has issued a $116,132 letter of credit through American Trust Bank in favor of Aquila, Inc. The letter of credit is effective for the period February 6, 2007 through February 6, 2009. The Company has available $116,132 to be borrowed at September 30, 2008.
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
NOTE 6 — CONCENTRATION OF CREDIT RISK
The Company maintains cash balances at a financial institution in its trade area. The account is secured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company’s bank balance may exceed $250,000.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Cash paid for interest	$1,562,846	$137,710

The Company had the following noncash investing and financing transactions:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Construction in progress in accounts payable and accrued interest	$—	$2,519,733

Loan proceeds transferred to debt service reserve fund (restricted cash)	$75,344	$—

Units issued in exchange for reduction in construction payable	$2,500,000	$—

NOTE 8 — RELATED PARTY TRANSACTIONS
The Company’s general contractor (Renewable Energy Group, LLC) entered into an agreement to construct the plant. On July 31, 2006, the general contractor formed a new related entity called Renewable Energy Group, Inc. (REG, Inc.). The new entity, REG, Inc. is contracted to provide the management and operational services for the Company. On August 9, 2006, REG, LLC assigned its construction agreement to the newly formed entity REG, Inc., which became the general contractor. Construction payables to the contractor at September 30, 2008 and December 31, 2007 were $-0- and $2,519,733, respectively.
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
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the three months and nine months ended September 30, 2008, the Company incurred fees of $286,461 and $658,869, respectively. For the three months and nine months ended September 30, 2007, the Company incurred fees of $151,801 and $217,079, respectively. The amount payable to REG, Inc. as of September 30, 2008 and December 31, 2007 was $202,560 and $164,971, respectively.
A member of the board of directors is also a member of the board of directors of the Company’s depository bank.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
In August 2008, the Company entered into a tolling service agreement with REG, Inc. to process a specified number of gallons of biodiesel from September to December 2008. Under the terms of the agreement, REG, Inc. is to provide the raw material feedstock and pay a specified price per gallon for processing.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
During the nine months ended September 30, 2008, the Company received a refund of $142,946 from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs.
NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, the company adopted FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, FAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of this statement had an immaterial impact on the company’s financial statements. FAS 157 defines levels within the hierarchy as follows:
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
The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2008:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash equivalents	$4,152,429	$4,152,429	$—	$—

NOTE 11 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2008, the Company has generated significant net losses of $1,425,279 and experienced significant increases in the input costs for its products. In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fat, as animal fats are currently less costly than soybean oil. The company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including; debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was not in compliance with certain restrictive covenants at September 30, 2008 and it is projected the Company will fail to comply with one or more loan covenants, including the working capital covenant throughout the Company’s 2008 fiscal year. This raises doubt about whether the Company will continue as a going concern. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.

Item 2. Management’s Discussion and Analysis or Plan of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the nine-month period ended September 30, 2008. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:
•
The availability and terms and conditions of credit or equity financing needed to continue our operations in the event that income from operations is insufficient for us to continue biodiesel production;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to comply with our loan covenants and the response of our lender to our failure to comply with such covenants;

•	Continued higher than average prices of vegetable oils, particularly soybean oil, and/or increases in the prices of other feedstock;

•	Our ability to enter into toll manufacturing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;

•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;

•	Decreased availability of soybean oil or other feedstock for any reason, including reduction in soybean production due to increased corn production to service the ethanol industry;

•
Our ability to locate alternative feedstock to replace soybean oil (such as refined animal fats) if desirable or necessary, particularly since we lack pretreatment capabilities to enable us to process raw animal fats or other crude vegetable oils at our plant;

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

•	Fuel prices, U.S. consumption of diesel and biodiesel and consumer attitudes regarding the use of biodiesel;

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
Overview
Western Dubuque Biodiesel, LLC (the “Company,” “we” or “us”) was formed on November 14, 2005 as an Iowa limited liability company. We own and operate a 30 million gallon per year biodiesel production plant near Farley, Dubuque County, Iowa and engage in the production and sale of biodiesel and its primary co-product, glycerin. Under our Management and Operational Services Agreement (MOSA) with Renewable Energy Group, Inc. (REG), REG is required to provide for the management of our plant, acquire feedstock and chemicals necessary for the plant’s operation and perform the administrative, sales and marketing functions.
We are currently operating under a toll manufacturing agreement with REG. The term of the agreement is from September 1, 2008 to December 31, 2008. Under the arrangement, we are required to produce 10,000,000 gallons of biodiesel using canola oil provided by a third party. The other party pays for the feedstock, and we are responsible for the other production costs. We will receive a flat fee per gallon of biodiesel produced. REG is compensated for its services with regard to the tolling services in the same manner required by the MOSA agreement.
For the three months covered by this report, we produced approximately 4,968,754 gallons of biodiesel at our plant. Based upon our nameplate production capacity of 30,000,000 gallons of biodiesel per year (2,500,000 gallons per month), we operated at approximately 66% of our capacity in the quarter ended September 30, 2008 due to high feedstock prices and lower biodiesel prices. For the three months covered by this report, we generated net losses of $553,487. For the nine months ended September 30, 2008, we incurred net losses of $1,425,279. These net losses, combined with our failure to satisfy the covenants of our loan agreements, have raised doubts as to our ability to continue as a going concern.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to: the available supply and cost of feedstocks; the price of biodiesel; availability of credit; dependence on our biodiesel and glycerin marketer; the expansion of infrastructure in the biodiesel industry; the competitive nature of the biodiesel industry; legislation at the federal, state and/or local level; changes in biodiesel tax incentives; and the cost of complying with extensive environmental laws. Our largest cost of production is the cost of feedstock, which accounts for 70-90% of the cost of producing biodiesel. Our plant is capable of processing refined animal fats, refined vegetable oils and some crude vegetable oils, such as soybean oil and canola oil. (Corn oil is one type of vegetable oil that must be refined prior to being processed at our plant.) However, refined animal fats and alternative vegetable oils are generally unavailable at acceptable prices. Therefore, we expect that soybean oil will continue to be the primary, and likely exclusive, feedstock we use, unless a different feedstock is provided under a toll manufacturing arrangement. The spread between the price of biodiesel and the cost of producing biodiesel, which includes the price we pay for soybean oil, has fluctuated significantly in the past and may fluctuate significantly in the future. Any reduction in the spread between biodiesel and soybean oil prices, whether as a result of an increase in soybean oil prices or a reduction in biodiesel prices, or both, would adversely affect our results of operations and financial condition.
Because we became operational in August 2007, we do not yet have comparable income, production and sales data for the nine months ended September 30, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of the nine months ended September 30, 2008 and the nine months ended September 30, 2007, it is important that you keep this in mind.

Results of Operations for the Three Months Ended September 30, 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues in our statements of operations for the fiscal quarter ended September 30, 2008:

	Quarter Ended
	September 30, 2008
Income Statement Data	Amount	Percent
Revenues	$19,306,071	100.00%

Cost of Sales	$19,275,652	99.84%

Gross Profit (Loss)	$30,419	0.16%

Operating Expenses	$176,999	0.92%

Other Income (Expense)	$(406,907)	(2.11)%

Net Loss	$(553,487)	(2.87)%
Revenues
As shown in the table below, our revenues from operations for the quarter ended September 30, 2008 came from sales of biodiesel and crude glycerin. A significant portion of our revenues for the quarter ended September 30, 2008 was from incentives. More detailed information regarding biodiesel prices is provided with regard to our discussion of our results of operations for the nine months ended September 30, 2008.

	Quarter Ended
	September 30, 2008
Revenue Sources	Amount	Percent
Biodiesel and Glycerin Sales	$15,157,704	78.51%

Tolling Services	$930,987	4.82%

Incentive funds	$3,217,380	16.67%

Total Revenues	$19,306,071	100.00%

Cost of Sales
Information regarding costs of sales for the quarter ended September 30, 2008 is discussed in detail below with regard to the results of operations for the nine months ended September 30, 2008.
Operating Expenses
Information regarding costs of sales for the quarter ended September 30, 2008 is discussed in detail below with regard to the results of operations for the nine months ended September 30, 2008.
Other Income (Expenses)
Our other income and expenses for the three months ended September 30, 2008 resulted primarily from interest expense of $412,877. We expect our other income and expenses to remain steady for the remainder of the 2008 fiscal year if plant production levels remain consistent or as projected.

Results of Operations for the Nine Months Ended September 30, 2008
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues in our statements of operations for the nine months ended September 30, 2008:

	Nine Months Ended
	September 30, 2008
Income Statement Data	Amount	Percent
Revenues	$45,491,168	100.00%

Cost of Sales	$45,014,192	98.95%

Gross Profit (Loss)	$476,976	1.05%

Operating Expenses	$575,159	1.26%

Other Income (Expense)	$(1,327,096)	(2.92)%

Net Income (Loss)	$(1,425,279)	(3.13)%

Revenues
Our revenues for the nine months ended September 30, 2008 came from three primary sources, as shown below. A significant portion of our revenues for the nine months ended September 30, 2008 was from incentives.

	Nine Months Ended
	September 30, 2008
Revenue Sources	Amount	Percent
Biodiesel and Glycerin Sales	$36,769,476	80.83%

Tolling Services	$955,830	2.1%

Incentive funds	$7,765,862	17.07%

Total Revenues	$45,491.168	100.00%

Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years, reaching record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. For example, the price for B100 biodiesel in Iowa was approximately $3.20 to $3.53 per gallon for the week of October 24, 2008, according to the USDA’s Weekly Ag Energy Round-Up report. According to the Energy Information Administration, the average diesel price for the Midwest was $3.24 on October 27, 2008, which is comparable to or lower than the price per gallon for biodiesel. Demand for biodiesel has been reduced as a result. Combined with the lack of demand for biodiesel is an increased supply of biodiesel and increased competition for and costs of our inputs, which has also led to difficulty in marketing our biodiesel at profitable prices. Additionally, we expect even lower demand in the winter months because blenders decrease their blend percentages due to cold flow concerns. We expect these trends to continue for the remainder of our fiscal year and into the first quarter of our 2009 fiscal year.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment.

The Jacobsen Publishing Company reported that the central Illinois average September 2008 soybean oil price was $ 0.4626 per pound, the September 2007 soybean oil price was $0.3936 per pound, and the average September 2006 soybean oil price was $0.2510 per pound, reflecting an increase of 184 % over the last two years. According to the USDA’s National Weekly Ag Energy Round-Up report, the price for crude soybean oil in Iowa for the week of October 24, 2008 ranged from $0.2932 to $0.3282 per pound, which is a decrease from the September prices but is still above historical average prices. Recent volatility in the markets makes future trends extremely difficult to predict. Although our plant is able to process vegetable oils other than soybean oil, our ability to utilize different types of vegetable oils depends on the ability to gain access to a consistent supply of feedstock at competitive prices. We expect to purchase feedstock based only upon scheduled sales and available working capital. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, it is possible that we may be forced to temporarily or permanently shut down the plant.
We expect that feedstock costs will remain relatively consistent for the remainder of our fiscal year because we do not expect to produce any biodiesel outside of the tolling agreement. Additionally, we have locked in our natural gas prices for the remainder of our tolling agreement. However, if the price of soybean oil or natural gas increases or remains at high levels in the future, we expect that costs of sales on a per-gallon sold basis may increase during our 2009 fiscal year with regard to any biodiesel that is not produced under a toll manufacturing agreement.
Operating Expenses
Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.
Other Income (Expenses)
Our other income and expenses for the nine months ended September 30, 2008 resulted primarily from interest expense of $1,370,255. We expect our other income (expenses) to remain steady if plant production levels remain consistent or as projected.
Cash Flows
Cash Flow from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2008 totaled $2,946,940. This was the result of the net loss of $1,425,279 and an increase in accounts receivable, offset by a decrease in inventory.
Cash Flow from Investing Activities. Net cash flow provided by investing activities for the nine months ended September 30, 2008 totaled $103,817, which was due to a sales tax refund from construction, partially offset by an increase in restricted cash.
Cash Flow from Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2008 totaled $814,746. Specifically, we received $939,540 from our long-term borrowings and we made principal payments on our long-term borrowings of $1,754,286.
Changes in Financial Condition for the Nine Months Ended September 30, 2008
The following table sets forth our sources of liquidity for the nine months ended September 30, 2008:

	September 30, 2008	December 31, 2007
Current Assets	$10,180,721	$13,516,240
Current Liabilities	$30,003,903	$8,383,674
Long Term Liabilities	$0	$27,766,964
Total Members Equity	$19,443,389	$18,368,668
Current Assets. The decrease in current assets is a result of finalizing all open derivative transactions and a decrease in inventory, partially offset by an increase in accounts receivable and cash.

Current Liabilities. The change in our current liabilities is largely due to reclassification of all long-term debt to current liabilities, due to the violation of our financial covenants under our term loan, partially offset by converting our $2,500,000 construction payable to REG to equity and finalizing all open derivative transactions.
Long-Term Debt. The decrease in our long-term debt, net of current maturities, was due to reclassifying our term debt to current as a result of not meeting the required financial covenants.
Members’ Equity. The change in the members’ equity was primarily due to the issuance of 2,500 of our membership units to REG as payment for the remaining amount on our construction agreement, offset in part by an increase in the accumulated deficit from $5,361,428 to $6,786,707 as a result of our net loss.
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
Plant Operations
We anticipate that we will operate at our nameplate capacity from September 1, 2008 through December 31, 2008 under the toll manufacturing agreement we entered into with REG. We anticipate that we will continue to seek toll manufacturing agreements in the future. Such agreements allow us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel. In the absence of toll manufacturing agreements, we are required to purchase our own feedstock to operate the biodiesel plant. If we are required to do so, we expect to purchase feedstock based only upon scheduled sales and available working capital. Management intends to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs. We may have to decrease production following expiration of the toll manufacturing agreement due to decreased demand during the colder months and high feedstock costs if we are unable to enter into a subsequent toll manufacturing agreement. The spread between the price of biodiesel and the price we pay for soybean oil has fluctuated significantly in the past and may fluctuate significantly in the future. Any reduction in the spread between biodiesel and soybean oil prices, whether as a result of an increase in soybean oil prices or a reduction in biodiesel prices, or both, would adversely affect our results of operations and financial condition and we may have to temporarily cease operations at the plant. As a result, our board of directors also continues to evaluate avenues for additional debt financing and is also exploring and evaluating alternative options for raising capital. There can be no assurance that we will be able to procure the necessary capital or debt financing if needed, however.
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
Operating Budget and Financing of Plant Operations
Pursuant to the MOSA, REG provides us with overall management, sales and marketing and feedstock procurement services. In exchange, we pay REG a management fee based upon the number of gallons of biodiesel produced. Additionally, we may be obligated to pay a yearly income bonus equal to a certain percentage of our net income if REG meets certain conditions. For the nine months ended September 30, 2008, we have incurred management and operational fees, feedstock procurement fees and marketing fees under the MOSA of $658,869. The amount payable as of September 30, 2008 is $197,661.

We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We intend to rely on cash flow from continuing operations to fund our operations during the next twelve months. However, we continue to explore additional avenues for financing, and we anticipate that we will seek debt and/or equity financing in the event that cash flow from our ongoing operations is insufficient to continue operations. If such additional funds are unavailable, it may be necessary for us to temporarily suspend production or shut down our plant.
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
Liquidity and Capital Resources
As of September 30, 2008, we had current assets of $10,180,721 and property, plant and equipment of $38,658,830, which together with other assets, total $49,447,292. As of September 30, 2008, we had current liabilities of $30,003,903 and no long term liabilities. Total members equity as of September 30, 2008, was $19,443,389.
Sources of Funds
Equity Financing. We have used all of the proceeds from our equity offerings to fund the construction and start-up of our plant and for our ongoing operations. Our board of directors continues to evaluate avenues for additional debt financing and is also exploring and evaluating alternative options for raising capital.
Debt Financing. In October 2006, we closed on our term loan with Marshall Bankfirst (“Bankfirst”). The loan term is seventy-four months, which consists of a construction phase and a term phase. The construction phase ended March 1, 2008, and the term phase commenced thereafter. On March 1, 2008, we selected the variable rate option for the loan of 0.25% over the prime rate (5.25% at September 30, 2008). Monthly payments under the term phase are $339,484 including interest at a variable rate. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due and payable in full on January 1, 2013. As of September 30, 2008, the outstanding balance on our term loan was $28,559,665. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender.
The term loan agreement imposed a number of requirements for the disbursement of the loan proceeds. Additionally, the term loan agreement imposes various covenants upon us which may restrict our operating flexibility. The term loan requires us to: maintain up to $125,000 in a capital improvements reserve fund that must be replenished as we use these funds for capital improvement expenditures; maintain certain financial ratios which may limit our operating flexibility; and obtain Bankfirst’s permission prior to making any significant changes in our material contracts with third-party service providers. The term loan requires us to certify to Bankfirst at intervals designated in the term loan that we are meeting the financial ratios required by the loan agreement. As described below, we are not in compliance with certain of these covenants.
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

We are not in compliance with certain of our restrictive covenants at September 30, 2008, including the debt service ratio, fixed charge coverage ratio and current ratio, and it is projected that we will fail to comply with one or more loan covenants through the remainder of our 2008 fiscal year. We may fail to comply with additional covenants in the future. Failure to comply with such covenants constitutes a default under our loan agreements. For so long as we continue to be in default, our lender is entitled to elect to take any one or more actions, including, without limitation, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage on our real estate and its security interest in our personal property securing our loans. Such actions would have a material adverse impact on our financial condition and results of operations and could result in the loss of the assets securing our loans and a permanent shutdown of our plant. In addition, our loan agreement contains an event of default if our lender reasonably deems itself insecure at any time.
Although our lender has not elected to exercise its remedies as of the date of this report, there can be no assurances that our lender will continue to refrain from accelerating the principal and interest due under our loans or foreclosing on and taking possession of the collateral securing our loans. As described in “Risk Factors,” our default has caused doubts about our ability to continue as a going concern.
Government Programs and Grants. We have entered into a loan with the Iowa Department of Economic Development (IDED) for $400,000. This loan is part of the IDED’s Value Added Program and $100,000 of the loan is forgivable. We have paid $85,000 on this loan as of September 30, 2008. The loan requires us to maintain production rates at our nameplate capacity and maintain 30 full time job positions. Our failure to satisfy these requirements constitutes a default, and may result in acceleration of the loan, as well as partial or full repayment of the forgivable portion. Although we anticipate we will operate at full capacity for the remainder of our fiscal year, we operated substantially below our production capacity for much of our 2008 fiscal year and may have to operate at a reduced capacity in the future. Therefore, we may not be able to satisfy the production and job requirements as required by the loan agreement. As a result, we may be required to pay back all or a portion of the forgivable loan, and our obligations under the remaining portion of the loan may be accelerated if IDED exercises remedies available to it.
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
For the nine months ended September 30, 2008, our derivative instruments relating to certain commodities, including soybean oil and heating oil, are reflected as an increase to cost of sales in the amount of $293,162. This is due primarily to realized losses on our hedging positions.
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are intended to produce long-term positive growth for the Company. As of September 30, 2008, there weren’t any outstanding purchase contracts for soybean oil.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
The Company is not required to provide the information required by this item because it is a smaller reporting company.
Item 4T. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 11 to the accompanying financial statements, our non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has raised doubts about our ability to continue as a going concern. We are not in compliance with certain of our restrictive covenants at September 30, 2008, including the debt service ratio, fixed charge coverage ratio and current ratio, and it is projected that we will fail to comply with one or more loan covenants through the remainder of our 2008 fiscal year. We may fail to comply with additional covenants in the future. Failure to comply with such covenants constitutes a default under our loan agreements. Additionally, our loan agreement contains an event of default if our lender reasonably deems itself insecure at any time. For so long as we continue to be in default, our lender is entitled to elect to take any one or more actions, including, without limitation, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage on our real estate and its security interest in our personal property securing our loans. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.

Doubts about our ability to continue as a going concern may make it difficult to obtain additional funds in the future. As discussed in the accompanying financial statements, our non-compliance with one or more of the loan covenants contained in our financing agreements has raised doubts about our ability to continue as a going concern. To comply with our loan covenants or to otherwise fund our operations, our board of directors may attempt to sell additional units or obtain debt financing. The board of directors also intends to explore and evaluate additional options for raising capital; however, there is no assurance that such alternatives will be available. The doubts relating to our ability to continue as a going concern may make it difficult to raise the necessary capital or obtain additional debt financing. Additionally, the economic crisis has contributed to a generally unfavorable credit environment. If we are unable to raise any additional capital or procure additional funds deemed necessary by our board of directors, our business may fail and members could lose some or all of their investment.
We are experiencing liquidity issues which could require us to cease operations. We are experiencing liquidity issues associated with the high cost of our raw materials and the ordinary delay between when we purchase those raw materials and when we receive payments from REG for our finished products. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. Our lack of funds could cause us to scale back production at our biodiesel plant or cease operations altogether. These shutdowns could be temporary or permanent depending on the cash we have available to continue operations. We are already not operating at full capacity. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
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
Because of the high cost of soybean oil, we are exploring the use of alternative feedstocks, such as corn oil, to produce our biodiesel, which may have risks and disadvantages of which we are not yet fully aware. Our board is exploring the use of corn oil from ethanol plants to make biodiesel. Corn oil, however, poses several unique challenges due to its moisture and solid content, as well as its elevated free-fatty-acid levels. Unlike many other oil sources, corn oil from ethanol plants contains waxy compounds and sterols. These characteristics could cause corn oil-based biodiesel to be less desirable than other types of biodiesel. Furthermore, our plant does not have the technology necessary to pretreat corn oil for utilization in the biodiesel production process. To use corn oil, we would either have to add pretreatment facilities at our plant or contract with another plant to pretreat the corn oil for our use. There may be other disadvantages to the use of corn oil as a feedstock of which we are not yet aware, which may limit our ability to use it as a feedstock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
For the period covered by this report, we were in default of certain covenants contained in our loan agreement with our lender, BankFirst. Our failure to comply with these covenants constitutes an event of default under our agreement, entitling our lender to exercise any one or more of its remedies provided under the loan documents and applicable law, including, but not limited to, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosing on its mortgage and security interests in the collateral which secures our debt financing. Although our lender has notified us of our default, it has not exercised its remedies as of the date of its report; however, if we continue to be in default, there is no assurance that the lender will continue to forebear from exercising such additional remedies.
Item 4. Submission of Matters to Security Holders
None.
Item 5. Other Information
Following the period covered by this report, the federal biodiesel blenders’ excise tax credit which was set to expire December 31, 2008 has been extended and is now set to expire on December 31, 2009. There is no assurance that additional legislation extending the credit past December 31, 2009 will be adopted, and if the tax credit is not extended or replaced with a similar credit, we anticipate that the demand for biodiesel will be reduced significantly, making it difficult for us to market and sell our biodiesel.
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

WESTERN DUBUQUE BIODIESEL, LLC

Date: November 14, 2008	/s/ Bruce Klostermann Bruce Klostermann
Vice Chairman and Director
(Principal Executive Officer)

Date: November 14, 2008	/s/ George Davis George Davis
Treasurer and Director
(Principal Financial and Accounting Officer)