Form 10-K
period 2008-12-31
Western Dubuque Biodiesel, LLC
filed 2009-03-31
CIK 1396709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2008

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
29,779
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of March 1, 2009, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $23,568,000.
As of March 1, 2009, there were 29,779 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2008). This proxy statement is referred to in this report as the 2009 Proxy Statement.

AVAILABLE INFORMATION
Our website address is http://www.wdbiodiesel.net. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Reports,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (SEC). The contents of our website are not incorporated by reference in this annual report on Form 10-K.
PART I
ITEM 1. BUSINESS.
Business Development
Western Dubuque Biodiesel was formed on November 14, 2005 as an Iowa limited liability company for the purpose of developing, constructing, owning and operating a 30 million gallon per year biodiesel production plant near Farley, Dubuque County, Iowa and engaging in the production and sale of biodiesel and its primary co-product, glycerin. References to “Western Dubuque Biodiesel,” “we,” “us,” “our” and the “Company” refer to the entity and business known as Western Dubuque Biodiesel, LLC. When our fiscal year ended December 31, 2006, we were required to file a registration statement on Form 10-SB to register our securities under the Exchange Act. Because our membership units are now registered, we are subject to periodic reporting requirements. We must also comply with the proxy and tender offer rules, and our directors, officers and significant unit holders are now subject to additional reporting obligations.
On August 1, 2007, construction of our biodiesel plant was nearly complete, and we produced our first batch of biodiesel. We paid Renewable Energy Group, Inc. (REG) approximately $38,500,000 to design and construct our biodiesel plant. On October 1, 2007, we received a certificate of substantial completion from REG. REG also provides management and operational services for our facility pursuant to our Management and Operational Services Agreement dated August 29, 2006 (the “MOSA”). Pursuant to the MOSA, REG provides for the overall management of our plant; places a general manager and an operations manager at our plant; acquires feedstock and basic chemicals necessary for the operation of the plant; and performs the sales, marketing and some administrative functions for the plant.
From January 1, 2008 to December 31, 2008, we produced a total of 18,260,060 gallons of biodiesel at our plant, which is significantly below our annual nameplate capacity of 30,000,000 gallons of biodiesel (2,500,000 per month). As of the date of this report, we have no outstanding sales contracts or tolling services agreements for our biodiesel. We are currently testing our ability to process feedstocks other than soybean oil. Our future operations will depend upon the results of our testing and the ability of REG to procure feedstock contracts and sales contracts for us that allow us to maintain positive cash flow. For at least the first and second quarters of 2009, we anticipate that we will continue to operate substantially below our capacity primarily due to a combination of the high price of soybean oil and other feedstocks and decreased biodiesel demand and price, which are described throughout this report.
Principal Products, Demand and Markets
The principal products we produce at our plant are biodiesel and crude glycerin. Our plant is designed with an annual capacity to process approximately 30,000,000 gallons of soybean oil into approximately 30,000,000 gallons of biodiesel and 3,000,000 gallons of crude glycerin per year.
Biodiesel
According to the National Biodiesel Board, biodiesel is a high-lubricity, clean-burning alternative fuel produced from domestic, renewable resources and is primarily used in compression ignition (diesel) engines and may also be used as home heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed-quality fat and soapstock, a by-product of refining the incoming oil. Biodiesel can be used in neat (pure) form or blended with petroleum-based diesel.

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
General Demand for Biodiesel
The biodiesel industry is still relatively new and unknown, especially when compared to the ethanol industry. In 2008, the Renewable Fuels Association reported that a record 9.2 billion gallons of ethanol were produced in the United States. However, the biodiesel industry only produced an estimated 700 million gallons of biodiesel in 2008, constituting only a small part of the 60 billion gallon per year U.S. diesel fuel market and a fraction of the amount of 2008 ethanol production. The National Biodiesel Board estimates that as of September 29, 2008, national biodiesel production capacity totaled approximately 2.61 billion gallons per year. However, some plants are currently closed and many do not currently operate at full capacity. The National Biodiesel Board estimates that production capacity could increase by 850 million gallons if plants currently under construction or engaged in expansion begin production.
Several factors may lead to an increase in biodiesel demand. Biodiesel has received attention from consumers and policymakers in recent years for several reasons. Biodiesel is made from renewable sources and provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter, and sulfur. In addition, a 2007 study by the United States Department of Energy (DOE) and the United States Department of Agriculture (USDA) found that biodiesel has a positive energy balance: for every 3.5 units of energy produced, only 1.0 unit of energy is consumed in the production process. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum-based diesel fuel at levels as low as 2%. The increased lubricity reduces the friction of petroleum-based diesel fuel and may result in longer equipment life and protection of fuel injectors. The Environmental Protection Agency (EPA) Ultra Low Sulfur Diesel Mandate seeks to reduce sulfur emissions through regulations that take effect over the next several years. Because low-sulfur diesel and ultra-low-sulfur diesel have lubricity problems, biodiesel may be an attractive alternative to satisfying the requirements of the mandate. However, EPA regulations are subject to change. If the mandate was cancelled or suspended, or if waiver of the mandate requirements were allowed, future biodiesel demand may be less than expected.
We anticipate that the Renewable Fuel Standard (RFS), described below under “Federal Biodiesel Supports,” may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurance that the RFS will increase demand for biodiesel, as it is estimated that current biodiesel production capacity already exceeds the 2012 biodiesel mandate. We also anticipate that the expanded RFS requirements will be satisfied primarily by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

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
Biodiesel is frequently used as fuel in transport trucks, ships, trains, in farming activities and in many government vehicles. Government legislation that seeks to encourage the use of renewable fuels could lead to an expansion of the market for biodiesel in the future. Recently, biodiesel has been identified as a potentially good substitute for diesel fuel in underground mining operations because it burns cleaner and leads to less air pollution. Further, biodiesel may be safer to handle in a mine setting where fire can be disastrous. Additional markets may become available as a result of growing environmental concerns by American consumers as well as an increased awareness of energy security and the United States’ ability to supply its own fuel needs. However, biodiesel still only accounts for a very small percentage of the diesel fuel market as a whole. The biodiesel industry will need to continue to grow demand in order to sustain the price of biodiesel into the future.
Wholesale Market / Biodiesel Marketers. The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase B100 from biodiesel production plants, mix it with petroleum diesel fuel according to specifications, and deliver a final product to retailers. There are few wholesale biodiesel marketers in the United States. Three examples are World Energy in Chelsea, Massachusetts; Eco-Energy, Inc. in Franklin, Tennessee; and REG, Inc. in Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. Under the MOSA, REG markets the biodiesel we produce at our plant.
Retail Market. The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and “jobbers,” which buy products from manufacturers and sell them to retailers for the purpose of supplying farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly in order for our company to effectively market our biodiesel to retail users. Areas requiring expansion include, but are not limited to:
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
Government/Public Sector. The government has increased its use of biodiesel since the implementation of the Energy Policy Act of 1992, amended in 1998 (EPACT), which authorized federal, state and public agencies to use biodiesel to meet the alternative fuel vehicle requirements of EPACT. Although it is possible that individual plants could sell directly to various government entities, it is unlikely our plant could successfully market our biodiesel through such channels. Government entities have very long sales cycles based on the intricacies of their decision making and budgetary processes.
The Effect of Cold Flow on Biodiesel Markets. Biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. The pour point for a fuel is the temperature at which the flow of the fuel stops. Therefore, a lower pour point temperature means the fuel is more flowable in colder temperatures. The pour point of 100% soy-based biodiesel is approximately 27ºF to 30ºF. The pour point for No. 2 petroleum diesel fuel, the non-biodiesel fuel currently used in machines, is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is -25ºF. To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. We expect that REG will sell our biodiesel throughout the nation. Demand for our biodiesel is generally lower in colder climates and during the colder months as a result of cold flow concerns.

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
Glycerin Demand and Markets
REG currently markets the glycerin produced at our plant pursuant to the MOSA. However, oversupply of glycerin and low glycerin prices may limit our ability to generate revenues through the sale of our primary co-product. This may negatively affect the profitability of our business.
We are not capable of refining the crude glycerin produced at our plant. Prices for refined glycerin are typically higher than prices for crude glycerin. In early February 2009, the Jacobsen Biodiesel Bulletin reported average refined glycerin prices of 27 to 35 cents per pound compared with an average of 4 to 7 cents per pound for crude glycerin. Relatively higher refined glycerin prices have prompted some of our competitors, such as Cargill Inc. (Cargill) and Archer Daniels Midland Co. (ADM) to expand their glycerin refining capacities. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
A December 2008 Biodiesel Magazine article projects slower price growth in 2009 due to a lagging economy and increase in biodiesel production. However, the Cooperative State Research, Education, and Extension Service of the USDA reported in October 2008 that researchers have continued work on developing technology that converts glycerin into ethanol. Ethanol made from glycerin may be cheaper to produce than ethanol made from corn, as glycerin does not require the extensive pre-processing steps required for corn. An article appearing in the February 2009 issue of The Biodiesel Magazine reports the potential use of the byproduct as a feedstock for the production of plastic and a carbon source in the production of omega-3 fatty acids. Research is also underway to develop methods of converting glycerin into propylene glycol, which is a compound used in a variety of industrial products, including paints, polyester resins, lubricants, antifreeze and cosmetics. Development of these technologies could increase the demand for glycerin. However, there is no assurance that such technologies will become readily available or that they would increase demand for glycerin.
Distribution of Principal Products
The services provided by REG under the MOSA include marketing of all of our biodiesel and glycerin. Under the agreement, REG provides market analysis of biodiesel supply and demand; market access to distribution channels developed by REG; analysis and audit of biodiesel customers, including creditworthiness; marketing specialists and sales representatives to attain and establish sales opportunities and relationships for the facility’s products; transportation and logistics for biodiesel shipments; and invoicing and accounts receivable management. Under the terms of the agreement, REG takes title to the product when loaded for delivery FOB the plant and sells it under REG’s brand names. Our products can be delivered by truck or rail. Our property is on the Canadian National Railroad. We have established rail service directly to the plant in order to ship biodiesel to our customers.

Sources and Availability of Raw Materials
Feedstock Costs and Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. Soybean oil is the most abundant feedstock available in the United States. Our plant is capable of processing refined animal fats and crude and refined vegetable oils; corn oil and raw or crude animal fats must be refined to be processed at our plant. However, because refined animal fats and alternative vegetable oils have generally been unavailable at acceptable prices, soybean oil has been the primary feedstock we have used. We expect that soybean oil will continue to be our primary feedstock unless we are able to successfully procure and process alternative feedstock. As a result, we have been, and will likely continue to be, particularly susceptible to changes in the price of soybean oil. The twenty-year average price for soybean oil is approximately $0.23 per pound. However, in June 2008, soybean oil reached a new high of $0.62 per pound. Soybean oil prices have since fallen, but remain volatile. The March 2009 Oil Crops Outlook report prepared by the USDA states that the February 2009 average soybean oil price was $0.29 cents per pound. The charts below show U.S. soybean oil prices over the past ten years and for each month in the 2007-2008 marketing year:
U.S. Soybean Oil Prices

Marketing Year	Price (cents)
1997/98	25.80
1998/99	19.90
1999/00	15.60
2000/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.97
2004/05	23.01
2005/06	23.41
2006/07	31.02
2007/08	52.03
2008/09	28.5 - 31.5	(1)
U.S. Soybean Oil Prices
for 2007-2008
Marketing Year

Month	Price (cents)
October	38.10
November	42.68
December	45.16
January	49.77
February	56.68
March	57.27
April	56.58
May	58.27
June	62.43
July	60.54
August	50.78
September	46.09
October	35.50
November	31.55
December	29.30
January	32.16

(1)	Preliminary Price
Data provided by USDA, Oil Crops Outlook Report, March 12, 2009.
Because it takes more than seven pounds of soybean oil to make a gallon of biodiesel, continued increases in soybean oil costs significantly reduce the potential profit margin on each gallon of biodiesel produced from soybean oil. Increased competition with other biodiesel plants may result in continued increased prices for soybean oil. Additionally, soybean oil availability depends upon the number of soybean acres planted. We are currently exploring the possibility of acquiring technology for or otherwise obtaining other feedstocks for the biodiesel production process. However, the prices of alternative feedstocks are increasing as well, and our plant does not currently have the technology to process crude animal fats. Due to the increased prices for our inputs and simultaneous reduced demand and prices for our products, we are experiencing brief shutdowns. In the event we cannot obtain adequate supplies of feedstock at prices supported by the price at which we can sell our products, we may be forced to shut down the plant temporarily or permanently.

Feedstock Procurement
Depending upon market conditions, and based upon operations at full capacity, we anticipate that our biodiesel plant will process approximately 30,000,000 gallons of soybean oil per year as the feedstock for its production process. The services provided by REG under the MOSA include procurement of feedstock for our biodiesel plant. Additionally, the agreement requires REG to provide analysis and audit of feedstock suppliers, purchase feedstock meeting specifications and in adequate quantities to fill the production schedule of the facility, negotiate for discounts, and provide transportation, logistics, and scheduling of feedstock deliveries. The inability of REG to obtain adequate feedstock for our facility at prices that allow us to operate profitably could have a significant negative impact on our ability to produce biodiesel and on our revenues.
Pretreatment Costs
Crude soybean oil needs to be pretreated before being processed into biodiesel. Pretreatment takes crude soybean oil and removes the impurities and prepares the feedstock to go through the biodiesel production process. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock. For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB oil and crude soybean oil is ordinarily $0.05 per pound. Our plant is capable of processing crude and refined vegetable oils, although corn oil must be refined to be processed at our plant.
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
Water. Based upon operations at full plant capacity, we estimate that our plant requires approximately 55 gallons of water per minute. We entered into an agreement on June 8, 2007 with the City of Farley to supply us with water to operate the biodiesel plant. Pursuant to the agreement, the City of Farley supplies all of the water necessary to operate the biodiesel plant. We have agreed to a minimum use of 50,000 gallons of water per day and we are billed by the City of Farley for at least 50,000 gallons per day. We pay the City of Farley 1.25 times the normal rate for any water we consume in excess of 150,000 gallons per day. The maximum usage under the agreement is measured quarterly, and we will be in breach of the agreement if we exceed this maximum usage for any quarter. The maximum usage under the contract is 150,000 gallons per day. The term of the agreement continues for as long as there is a water use permit in effect for the City of Farley.
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
Natural Gas. We entered into an agreement with Cornerstone Energy, Inc. (Cornerstone) to provide all of the natural gas we require at the biodiesel plant. The term of the agreement is two years commencing on June 1, 2007. The term of the agreement automatically renews for successive one month periods following the initial term unless either party gives thirty days written notice. Cornerstone delivers our natural gas to the city of Farley. We have a separate agreement with Aquila, Inc., which is now Black Hills Energy, who delivers the natural gas to our biodiesel plant. Our agreement with Black Hills Energy has a five year term commencing on the date when Black Hills Energy commenced delivering natural gas to our project site.

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
Dependence on One or a Few Major Customers
We are highly dependent on REG for the successful marketing of our products and procurement of adequate supplies of the inputs needed to produce our products. We do not have any other agreements in place with additional suppliers for the acquisition of feedstock and chemical inputs or to market or sell our products. Any loss of REG’s services would have a significant negative impact on our revenues. Furthermore, we are in direct competition with REG due to its ownership and management of other existing plants and proposed plants. If REG places the interests of other biodiesel plants which it owns or manages ahead of our interests, our profitability may be negatively impacted.
New Products and Services
We have not introduced any new products or services during the fiscal year ended December 31, 2008.
Research and Development
Due to high soybean oil prices, we are currently exploring the possibility of acquiring and processing alternative feedstocks and/or acquiring technology for using other feedstocks for the biodiesel production process. Our plant does not currently have the technology to process crude animal fats. We have formed a steering committee to evaluate the possibility of acquiring and implementing animal fat pretreatment capabilities and are currently testing our ability to process feedstocks other than soybean oil. However, as discussed in “RISK FACTORS,” it is difficult to locate alternative feedstocks at acceptable prices; moreover, we may not be able to obtain new technology if we are unable to procure financing to cover the associated costs.
Patents, Trademarks and Licenses
As part of our design-build agreement, REG agreed to provide us a perpetual and irrevocable license to use any and all of its technology and proprietary property related to or incorporated into the plant in connection with our operation, maintenance and repair of the plant.
Federal Biodiesel Supports
The biodiesel industry is dependent on economic incentives to produce biodiesel, including federal biodiesel supports. The Energy Policy Act of 2005, the Energy Independence and Security Act of 2007 (EISA) and the American Jobs Creation Act have established the groundwork for biodiesel market development.
Renewable Fuel Standard
The Energy Policy Act of 2005 created the RFS which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The EISA expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The EISA requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The EISA further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the EPA announced that the RFS program in 2009 will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the RFS, as amended by the EISA, does not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-diesel requirements.

We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS. As of September 29, 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.61 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. Furthermore, any additional delays in the EPA’s implementation of the EISA biomass-based diesel requirements could hinder the stimulation of additional biodiesel demand. We also anticipate that the expanded RFS will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap.
The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades Renewable Identification Numbers (RINs), either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the final rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs. The EPA has assigned “equivalence values” to each type of renewable energy fuel in order to determine compliance with the RFS. The equivalence values used ethanol as the base-line measurement (such that one gallon of ethanol is equivalent to one credit towards RFS compliance) and assigned biodiesel an equivalence value of 1.5 (so that for each gallon of biodiesel used, the obligated party will receive one and one-half gallons credit towards its RFS compliance).
Production of biofuels, including both biodiesel and ethanol, may continue to increase at a faster pace than the RFS. Should the supply of biofuels increase more rapidly than demand for biofuels, including biodiesel, it may lead to decreases in the selling price of biodiesel.
Biodiesel Tax Credits
The Volumetric Ethanol Excise Tax Credit (VEETC) provides a tax credit of $1.00 per gallon for agri-biodiesel, which is biodiesel derived solely from virgin vegetable oils and animal fats that are blended with petroleum biodiesel. This includes esters derived from crude vegetable oils from corn, soybeans, sunflower seeds, cottonseeds, canola, crambo, rapeseeds, safflowers, flaxseeds, rice bran, and mustard seeds. VEETC also provides a tax credit of $0.50 per gallon for non agri-biodiesel blended with petroleum diesel, which is biodiesel made from non-virgin or recycled vegetable oil and animal fats. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. VEETC was set to expire in 2008, but was subsequently extended through December 31, 2009. There is no assurance that additional legislation further extending VEETC will be adopted.

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
The Farm, Nutrition, and Bioenergy Act of 2008 (2008 Farm Bill) reauthorized the Commodity Credit Corporation (CCC) Bioenergy Program. The program provides $300 million in mandatory funding over the 5 year duration of the Farm Bill to biodiesel producers. The Farm Bill also authorizes an additional $25 million in funding each year from fiscal year 2009 through 2012, if Congress provides the additional funding during the course of its annual appropriations process. The CCC Bioenergy Program creates two classes of producers for purposes of payments under the program. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. Final rules have not yet been implemented for the CCC Bioenergy Program; however, we expect to benefit from funding available to biodiesel producers under this program.
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
In 2006, several laws were passed in Iowa that were designed to expand and fund consumer access to biodiesel and ethanol-blended fuels. These laws provide retailers with an opportunity for cost-sharing grants. In addition, the laws provide certain incentives such as an Iowa RFS starting at 10% in 2009 and increasing to 25% by 2019; a retail tax credit for biodiesel blends of $0.03 per gallon for retailers whose diesel sales include 50% or greater biodiesel blends; and an expanded infrastructure program designed to help retailers and wholesalers offset the cost of bringing E85 and biodiesel blends to customers. While this legislation does not specifically require increased use of biodiesel, it encourages renewable fuels usage in Iowa, including increased biodiesel consumption.
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
Furthermore, environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations which could increase our operating costs and expenses, or might eliminate provisions such as the Clean Air Act Amendments that may promote the use of biodiesel. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (OSHA) governs our plant operations. OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance. These adverse effects could decrease or eliminate the value of our units.
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
In 2008, approximately 700 million gallons of biodiesel were produced in the United States. As of September 2008, the National Biodiesel Board reported that there were 176 operating biodiesel plants in the United States with a total annual production capacity of 2.61 billion gallons. Additional combined capacity of these plants under construction or expansion is estimated at 850 million gallons per year. Biodiesel plants are currently operating in 45 states. We expect that additional biodiesel producers will enter the market if the demand for biodiesel increases. We may not be able to compete successfully or such competition may reduce our ability to generate the profits necessary to operate our plant.
We must compete with other biodiesel producers not just in the sale of our biodiesel, but also in the acquisition of soybean oil and other raw materials. A majority of plants, and many of the largest producers, utilize soybean oil. This may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly types of feedstock. For example, research is currently underway to develop technology to produce biodiesel from alternative feedstocks such as algae. Furthermore, producers may increasingly design their plants with the capability to use multiple feedstocks. Nonetheless, we expect that increased biodiesel production will likely continue to increase the demand and cost of soybean oil. This will make it more expensive for us to produce our biodiesel from soybean oil and will reduce our profit margins from soybean oil based biodiesel. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers.
Some of our competitors have soy-crushing facilities and are thus not reliant upon third parties for their feedstock supply. As a result, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs, such as Cargill and ADM. Cargill, ADM and Bunge have significant crush capabilities throughout North America, and increasing feedstock costs have spurred additional development of crush facilities throughout the country. Such vertical integration provides these plants with greater control over their feedstock supplies, thereby providing them with a competitive advantage over plants like ours that do not have soy-crushing capabilities, especially as prices and competition for soybean oil and other feedstocks have increased.
Some of our competitors have greater resources than we currently have or will have in the future. We compete with large, multi-product companies and other biodiesel plants with varying capacities. Large plants with which we compete include the 85 million gallon per year ADM canola-based plant in Velva, North Dakota; the 105 million gallon per year GreenHunter BioFuels multi-feedstock plant in Houston, Texas; the 90 million gallon per year Green Earth Fuels of Houston plant in Galena Park, Texas; the 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington; and the 80 million gallon per year soy-based biodiesel plant owned by Louis Dreyfus Agricultural Industries, LLC in Claypool, Indiana, which commenced operations in January 2008.

Furthermore, we must compete with REG, who currently manages our plant and markets our products. REG owns a plant located in Ralston, Iowa which produces biodiesel primarily from feedstock produced at its soybean crushing facility and has an annual production capacity of 12 million gallons. In July 2008, REG acquired and now operates a plant in Seabrook, Texas with a 35 million gallon annual production capacity. REG also has plans to build two biodiesel plants, though construction of both is currently suspended. Accordingly, we will be in direct competition with REG for the acquisition of inputs and the sale of our products. Our MOSA with REG does not prevent REG from providing marketing and sales services for our competitors.
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

•	Freedom Fuels, LLC, located near Mason City, Iowa. The facility has the capacity to produce 30 million gallons of biodiesel per year but has filed for Chapter 11 Bankruptcy protection.

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

•
East Fork Biodiesel, LLC, finished construction on its 60 million gallon per year plant in Algona, Iowa, giving it the capability of being the largest biodiesel producer in Iowa. However, this plant is not currently operating, and according to its most recent SEC filing, does not anticipate commencing regular operations until economic conditions improve. This biodiesel plant was constructed by and is currently managed by REG and can only process refined soybean oil into biodiesel.

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

The following map produced by the National Biodiesel Board indicates the locations of most of the active plants in the United States as of September 29, 2008 (the last date for which data is currently available from the National Biodiesel Board). Active plants are those companies that are actively producing biodiesel. Companies in the earlier stages of the process are not represented on this map.
Commercial Biodiesel Production Plants (September 29, 2008)
Source: National Biodiesel Board, http://www.biodiesel.org/buyingbiodiesel/producers_marketers/ProducersMap-Existing.pdf
Competition from Other Fuel Sources and Additives
The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. The price of diesel reached record high prices in July 2008 of approximately $4.70 per gallon for No. 2 ultra low sulfur diesel, and thereafter declined sharply to approximately $2.04 as of March 23, 2009. Diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or if a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of our ability to operate profitably.
Renewable diesel is another form of diesel with which we may be required to compete. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel and can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process. In April 2007, ConocoPhillips announced its plans to add technology to some of its refineries to produce approximately 175 million gallons of renewable diesel per year. According to a February 2009 report from the DOE’s Alternative Fuels & Advanced Vehicles Data Center, renewable diesel is close to full commercialization as manufacturers continue to modify and expand research and development. ConocoPhillips currently produces approximately 1,000 barrels of renewable diesel per day using its existing refinery equipment and blending and transporting the same with its petroleum-based diesel. In 2007, it partnered with Tyson Foods to produce renewable diesel by using animal fats. The project aims to reach 11,000 barrel per day production levels in 2009. Another joint venture between Tyson Foods and Syntroleum seeks to produce renewable diesel and jet fuel anticipating 2010 production levels of 5,000 barrels of synthetic fuel per day and 7.5 million gallons per year. Global competition is possible, with production and research and development efforts arising in Finland, Ireland, Brazil, and Italy.

We also expect to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could result in the loss of some or all of your investment.
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
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and oversight by the EPA. We have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We also entered into an agreement with the City of Dubuque for the discharge of our wastewater into its wastewater disposal system. REG assisted us in obtaining all of our required permits and continues to provide us assistance in ongoing permitting issues. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. For the fiscal year ended 2008, we estimate that we have spent $56,000 in complying with federal, state and local environmental laws. We estimate that we will spend approximately $75,000 in complying with federal, state, and local environmental laws over the next twelve months.
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

Employees
Due to brief temporary shutdowns of our plant and decreased production, we have laid off approximately half of our employees. As of March 1, 2009, we have 15 full-time employees. Our general manager, Tom Brooks, and operations manager, Mike Chandler, are employed by REG and placed at our facility pursuant to our MOSA.
ITEM 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operations.
Risks Related to Our Business
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. The financing agreements with our lender contain restrictive covenants which require us to maintain minimum levels of working capital, as well as a fixed charge coverage financial ratio. As discussed in Note 12 to the accompanying financial statements, our noncompliance with certain loan covenants and projected noncompliance with additional covenants has raised doubts about our ability to continue as a going concern. Failure to comply with these loan covenants constitutes an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elects to foreclose its lien or security interest in such assets. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.
Doubts about our ability to continue as a going concern may make it difficult to obtain additional funds in the future. In the event that we need additional debt or equity financing to comply with our loan covenants or to otherwise fund our operations, our board of directors may attempt to sell additional units or obtain debt financing. However, the doubts relating to our ability to continue as a going concern may make it difficult to raise the necessary capital or obtain additional debt financing. Additionally, the global economic crisis has contributed to a generally unfavorable credit environment. If we are unable to raise any additional capital or procure additional funds deemed necessary by our board of directors, our business may fail and members could lose some or all of their investment.
Liquidity issues could require us to cease operations. We may experience liquidity issues associated with the cost of our raw materials, lower prices for our products, and the ordinary delay between when we purchase those raw materials and when we receive payments from REG for our finished products. This is most likely to occur at times when we produce biodiesel for sale not subject to a tolling services agreement since we would procure and pay for feedstock. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We are already not operating at full capacity. Our lack of funds could cause continued temporary shutdowns at our biodiesel plant, or require us to cease operations altogether. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
We experienced a net loss during the 2008 fiscal year and may not operate profitably in the future. For our fiscal year ended December 31, 2008, we incurred a net loss of $1,248,532. The biodiesel industry is experiencing high raw material costs relative to biodiesel demand and prices, making profit margins very small or nonexistent. This has resulted, and may continue to result, in a situation where our costs of producing biodiesel are more than the price we receive for our biodiesel. Should we continue to endure the current high raw material costs without an increase in the price we receive for our biodiesel, we may have to continue to scale back or cease operations at our plant, either on a temporary or permanent basis. This may affect our ability to generate revenues and could decrease or eliminate the value of our units.

We have a limited operating history. We organized our company in 2005 and commenced production of biodiesel at our plant in August 2007. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in growing industries, such as the biodiesel industry, where supply and demand may change substantially in a short amount of time. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside of our control. There is no assurance that our future financial performance will improve. If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected.
Our business is not diversified. Our success depends largely on our ability to profitably operate our biodiesel plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our biodiesel plant and manufacture biodiesel and glycerin. If we are forced to continue to operate at significantly less than capacity or cease operations at our biodiesel plant for any reason, our ability to produce revenue would be adversely affected, and we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. In such an event, our members could lose some or all of their investment.
We have limited experience in the biodiesel industry, and our reliance on REG could damage our profitability. Most of our directors are experienced in business generally but have limited or no experience in operating a biodiesel plant or in governing and operating a public company. Additionally, our directors are presently engaged in business and other activities that impose substantial demands on their time and attention. We are therefore highly dependent upon REG to manage our plant, procure our inputs and market our products pursuant to our MOSA. Additionally, we depend on REG’s assessment of the cost and feasibility of operating our plant, REG’s experience in the biodiesel industry and its knowledge regarding the operation of the plant. If our plant does not operate to the level anticipated by us in our business plan, we will also rely on REG to adequately address such deficiency.
Our reliance on REG may place us at a competitive disadvantage. REG has a number of potential conflicts of interest with us due to its ownership and management of competing biodiesel plants. We have given notice to REG that we intend to proceed with arbitration in order to resolve disputes that we have with REG under the MOSA. Significant costs and delays would likely result from the need to find other consultants or marketers or sources of feedstock, for any reason. Any loss of our relationship with REG or failure by REG to perform its obligations may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our business could fail and members could lose all or substantially all of their investment. Moreover, because of our substantial dependence upon REG, our business could fail if REG is unable to continue its business.
Risks Related to Operation of Our Plant and Biodiesel Production
Changes in the price and availability of our feedstock may hinder our ability to generate revenues and may result in plant shutdowns. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Our biodiesel plant processes soybean oil, and the cost of feedstock represents approximately 70%-90% of our cost of production. Increased volatility in the price of soybean oil has occurred recently, resulting in soybean oil prices that have exceeded the soybean oil prices we anticipated prior to constructing our plant. Soybean prices may be affected by other market sectors. For example, soybeans are comprised of 80% protein meal and only 20% oil. Additionally, the increase in corn production due to demand from the ethanol industry has resulted in less acres being planted with soybeans, with acreage currently at a 12-year low. Increased competition for soybean oil will also likely increase our cost of feedstock. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal used for livestock feed. Currently, soybean crush capacity is concentrated among four companies which represent more than 80% of crushing operations in the United States. Increased feedstock prices may result in decreased profits and we may even be forced to shut down the plant, either temporarily or permanently.

We are unable to process crude animal fats, which may put us at a competitive disadvantage. A number of our competitors have pretreatment capabilities allowing them to process crude animal fats and have begun using animal fats as a feedstock instead of soybean oil, especially in the warmer months, in order to reduce costs. Our plant does not have crude animal fat pretreatment capabilities, which means that the only animal fats we are able to process at our plant are refined animal fats that have been pretreated by a third party. This may put us at a competitive disadvantage.
Declines in the prices of biodiesel and its primary co-product will have a significant negative impact on our financial performance. Our revenues are greatly affected by the price at which we can sell our biodiesel and glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include overall supply and demand, level of government support, and the availability and price of competing products, such as diesel fuel. Increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may negatively impact our ability to generate profits.
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
We may engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on soybean oil in the biodiesel production process. We may seek to minimize the risks from fluctuations in the prices of soybean oil and the price of biodiesel through the use of hedging instruments or we may choose not to engage in hedging transactions. REG provides hedging services to us pursuant to our MOSA. The effectiveness of our hedging strategies is dependent upon the cost of soybean oil and our ability to sell sufficient amounts of our products to use all of the soybean oil for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high soybean oil prices. As a result, our operations and financial conditions may also be adversely affected during periods in which soybean oil prices increase.
The recent downturn in the U.S. economy has caused demand for biodiesel to decline, which may adversely affect our ability to generate revenues. The U.S. stock markets tumbled in September, October and November 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the enactment of a government bailout plan pursuant to which the federal government has and will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Other large corporate giants, such as the big three auto makers, have also sought and been granted government bailout money. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. Although demand for biodiesel typically declines in colder winter months due to its cold flow properties, we believe that these additional economic factors have contributed to an even greater decrease in demand for biodiesel, which may persist throughout all or parts of fiscal year 2009. It is uncertain for how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel and prices continue to decline, we may be forced to temporarily or permanently cease operations and you may lose some or all of your investment.
The recent decline in crude oil and diesel prices may affect our ability to sell biodiesel at profitable prices. The price of biodiesel tends to increase as the price of diesel increases, and the price of biodiesel tends to decrease as the price of diesel decreases. Diesel prices are typically influenced by crude oil prices. The recent global economic downturn has resulted in a rapid decline in crude oil and diesel prices. In November 2008, crude oil prices fell to their lowest level in more than three years, dropping below $50 a barrel, down from approximately $150 a barrel in July 2008. Additionally, average retail diesel prices have declined by approximately 40% since July 2008. Following the trend of crude oil and diesel prices, biodiesel prices have also fallen since July 2008. If crude oil and diesel prices remain low or decline even further, biodiesel prices will also likely remain low or decline further. This could make it difficult for us to produce and sell biodiesel at prices that would allow us to continue operations.

The imposition of duties or tariffs by the European Commission on biodiesel imported into Europe could cause a significant decrease in our revenues. International sales, particularly sales in Europe, made up a portion of REG’s revenues from selling our biodiesel for fiscal year 2008. The European Union (EU) is currently conducting antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe based on complaints from the European Biodiesel Board (EBB). The European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. If the findings of the investigation indicate that taking action is justified, the European Commission would likely impose duties or tariffs on biodiesel imported into the EU. If duties or tariffs are imposed on our biodiesel exported to Europe, this could have the effect of significantly increasing the cost at which REG must sell our biodiesel in European markets, making it difficult or impossible for our biodiesel to compete with biodiesel produced by European biodiesel producers. Additionally, the European Commission may also impose a punitive injury margin on future biodiesel imports into Europe for a certain fixed amount of time. Accordingly, any future imposition of duties or tariffs on European biodiesel exports could significantly harm our revenues and financial performance.
Increases in the price of natural gas could reduce our profitability. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control, such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture biodiesel. Increases in natural gas prices or changes in our natural gas costs may adversely affect our results of operations and financial condition.
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
Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel. In colder temperatures, lower biodiesel blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in northern markets to diminish during the colder months. The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may result in a decrease in demand for our product in colder climates due to increased storage costs.
Risks Related to the Biodiesel Industry
If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. Based upon estimates by the National Biodiesel Board, the estimated annual production capacity of existing plants and plants currently under construction far exceeds the current estimated annual consumption of biodiesel. If biodiesel production capacity continues to expand, and demand does not grow to meet the available supply, excess production capacity will result and drive biodiesel prices lower. Continued expansion of the biodiesel industry may also lead to increased competition for inputs, which means we may be unable to acquire the inputs that we need and/or may be unable to acquire them at profitable prices. Increased expenses and decreased sales prices for biodiesel will result in decreased revenues and increased losses.

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
There may not be an adequate supply of feedstock to supply the demands of the biodiesel industry, which could threaten the viability of our plant. The number of biodiesel manufacturing plants either in production or in the planning or construction phase continues to increase. There may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the price of feedstock may rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the price of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. If we experience a sustained period of high feedstock costs, such pricing may significantly decrease or eliminate our profit margins.
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
As the production of biodiesel fuel increases there may not be an adequate supply of railroad tank cars or trucks to distribute the biodiesel fuel produced by our plant. There may not be an adequate supply of rail tank cars or trucks to distribute the biodiesel which is produced. This problem has affected the agriculture industry for years and there have been reports of similar rail tank car shortages becoming a problem for the biodiesel industry. If there is an inadequate supply of rail cars, the costs of shipping our biodiesel may increase or we may not be able to ship biodiesel to our customers, which would result in reduced profibility.
Concerns about fuel quality and use may impact our ability to successfully market our biodiesel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel. In addition, studies have shown that nitrogen oxide emissions increase by 10% when pure biodiesel is used. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biodiesel industry. Moreover, some industry groups, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other engine parts. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product. An inability to successfully market our biodiesel will lead to decreased revenues and may adversely impact our ability to operate profitably or at all.
Competition from other sources of fuel and diesel fuel lubricity additives may decrease the demand for our biodiesel. Diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel, which makes it difficult for our biodiesel to compete. In addition, other more cost-efficient domestic fuels may be developed and displace biodiesel as an environmentally-friendly alternative. The EPA has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. The removal of sulfur from diesel fuel reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Due to such competition, it may be difficult to market our biodiesel, which could adversely affect our ability to generate revenues.

Risks Related to Regulation and Government Action
Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives such as the subsidy for small agri-biodiesel producers and VEETC. VEETC is scheduled to expire December 31, 2009, and the subsidy for small producers is set to expire December 31, 2010. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce prices and revenues by making it more costly or difficult to produce and sell biodiesel. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel will result, which could depress biodiesel prices and negatively impact our financial performance.
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
The EPA’s delay in implementing certain RFS requirements may hinder stimulation of demand for biodiesel that may have otherwise been created by the 2007 amendments to the RFS program. The EISA created a biodiesel mandate requiring that 500 million gallons of biomass-based diesel fuel be used in on-road fuel in 2009, increasing to 1 billion gallons in 2022. However, in November 2008, the EPA announced that the RFS in 2009 program will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the EISA does not have to be blended into U.S. fuel supplies in 2009. The EPA indicated that this is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA biomass-based diesel mandate. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-based diesel requirements. Accordingly, the EPA’s delay in implementing the RFS biomass-based diesel mandate may hinder any growth in biodiesel demand that may have otherwise been created if the 2009 mandate was implemented as originally anticipated. Any future delays in the implementation of the RFS biomass-based diesel mandate could cause stagnant biodiesel demand, which could adversely affect our ability to generate profits.
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

We are in competition with REG, which could result in a conflict of interest and place us at a competitive disadvantage. REG operates its own biodiesel production facilities and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. This means that REG is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG for employees. REG may have a conflict of interest in managing our plant such that REG’s performance of these services is not compromised by its own biodiesel production operations.
Risks Related to Tax Issues in a Limited Liability Company
We do not anticipate declaring distributions to members in the foreseeable future. We have incurred a net loss of $1,248,532 for our fiscal year ended December 31, 2008. We do not anticipate that our board of directors will declare distributions to members in the foreseeable future. Accordingly, members will not likely receive distributions on their units and, in the event that members incur any tax liability as a result of their ownership of units in the company, members may be required to satisfy such liability with their personal funds.
If we are taxed as a corporation we would be subject to corporate level taxes which would decrease our net income and decrease the amount of cash available to distribute to our members. We expect that our company will continue to be taxed as a partnership. This means that our company does not pay any entity-level taxes. Instead, the members are allocated any income generated by our company based on the member’s ownership interest, and would pay taxes on the member’s share of our income. If we are not taxed as a partnership, our company would be liable for corporate level taxes which would decrease our net income and the cash we have to distribute to our members.
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
The IRS may classify members’ investments as passive activity income, resulting in the inability of our members to deduct losses associated with their investments in the Company. It is likely that the IRS will treat members’ interests in us as a “passive activity.” If a member is either an individual or a closely held corporation, and if the IRS deems the member’s interest to be “passive activity,” then the member’s allocated share of any loss we incur will be deductible only against income or gains the member has earned from other passive activities. Passive activity losses that the IRS disallows in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict our members’ ability to currently deduct any of our losses that are passed through to such members.
ITEM 2. PROPERTIES.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of securities holders during the quarter ended December 31, 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
There is no public trading market for our units. As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause Western Dubuque Biodiesel to be deemed a publicly traded partnership.
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
Unit Holders
As of March 1, 2009, we had 562 unit holders of record and 29,779 units issued and outstanding.
Distributions
Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, subject to the covenants contained in our debt financing agreements with our lender. Our amended and restated operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. However, our term loan with our lender includes a negative covenant on distributions which may restrict our ability to distribute earnings to our members, even for tax purposes.
We did not declare or pay any distributions during fiscal year ended December 31, 2008 and, based on current market conditions and production levels, we do not anticipate that we will be able to make any distributions for at least the first two quarters of our 2009 fiscal year.
Equity Compensation Plans
We do not have any equity compensation plans under which equity securities of Western Dubuque Biodiesel are authorized for issuance.

Sale of Unregistered Securities
Pursuant to an agreement executed in December 2006, we agreed to issue 2,500 of our membership units to REG as payment for design-build services rendered by REG to us. These units were issued to REG in January 2008. We claimed exemption from federal registration with respect to our unit sales under Section 3(a)(11) of the Securities Act of 1933 (regarding intrastate offerings). We also claimed exemptions from registration in the State of Iowa pursuant to accredited investor exemption of the Iowa Uniform Securities Act. We were able to rely on Section 3(a)(11) for the issuance of units to REG because we sold units only to residents of the State of Iowa and REG represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions. REG obtained information about us through its relationship with the Company. Our directors and officers sold the units on a best efforts basis and received no compensation for services related to the offer and sale.
Repurchases of Equity Securities
Neither we nor anyone acting on our behalf has repurchased any of the Company’s outstanding units during the period covered by this report.
ITEM 6. SELECTED FINANCIAL DATA
We are a Smaller Reporting Company and, therefore, are not required to provide the information required by this Item.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
•
Our ability to locate alternative feedstock to replace soybean oil (such as refined animal fats) if desirable or necessary, particularly since we lack pretreatment capabilities to enable us to process raw animal fats at our plant;

•	The price at which we can sell our biodiesel and glycerin;
•	Our ability to market our products and our reliance on our marketer to market our products;
•	Our ability to enter into tolling services agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;

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

•	Total U.S. consumption of diesel and biodiesel and consumer attitudes regarding the use of biodiesel;
•	General economic conditions and continued economic slowdown;
•	Negative results of our risk management practices;
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
Overview
We incurred a net loss of $1,248,532 for our fiscal year ended December 31, 2008. As of the date of this report, we have no outstanding sales contracts or tolling services agreements for our biodiesel. We are currently experiencing brief plant shutdowns and operating our plant at significantly less than capacity due to the relatively high prices of feedstock, combined with lower prices for biodiesel. We anticipate further shutdowns during the first half of 2009 and expect to only produce biodiesel if we can maintain positive cash flows. Based upon current market conditions, we expect that our profit margins will remain very small or nonexistent throughout at least the first half of 2009. Furthermore, our noncompliance with certain loan covenants contained in our loan agreements, and our projected noncompliance with additional covenants, has raised doubts about our ability to continue as a going concern.
We are subject to industry-wide factors that affect our operating and financial performance. Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin and the cost of soybean oil and other operating costs. In addition, our revenues are also impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; possible legislation at the federal, state and/or local level; and changes in federal biodiesel supports and incentives. Increasing feedstock costs, combined with falling biodiesel prices and demand, have made profit margins small or nonexistent.

Plant Operations
Production Rate
During the fourth quarter of our fiscal year ended December 31, 2008, we operated at 93% of our capacity. For the fiscal year ended December 31, 2008, we produced 18,260,060 gallons of biodiesel, which is approximately 61% of our production capacity. The following chart shows the number of gallons of biodiesel we produced each month for sale by us or through tolling services agreements. Tolling services agreements with REG allow us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel. In the absence of such agreements, we are required to purchase our own feedstock to operate the biodiesel plant. Following the period covered by this report, we produced 1,107,895 gallons and 146,575 gallons for the months of January and February 2009, respectively.

Month (2008)	Biodiesel (Gallons)
January	934,595
February	1,275,463
March	335,241
April	961,099
May	1,229,293
June	1,615,070
July	1,814,312
August	1,634,129
September	1,443,822
October	2,560,067
November	1,779,548
December	2,677,421

Total	18,260,060

MOSA
Pursuant to the MOSA, REG provides for the overall management of our plant, places a general manager and an operations manager at our plant, acquires feedstock and basic chemicals necessary for the operation of the plant and performs the administrative, sales and marketing functions for the plant. The sales and marketing functions include marketing all our biodiesel and glycerin. Under the terms of the agreement, REG takes title to the biodiesel when loaded for delivery FOB the plant and sells the biodiesel under REG’s brand names. We currently pay REG a monthly fee for these services of 5.7 cents per gallon of biodiesel produced. In addition, our agreement with REG provides for the payment of a yearly bonus based on the profitability of the plant of 2% of net income between $1 and $2 million, 4% of net income between $2 and $3 million, and 6% of net income in excess of $3 million. The yearly bonus is capped at $1,000,000. The agreement has an initial term of 3 years after the end of the first month of production and renews for successive one year terms unless either party gives a written notice of termination at least twelve months in advance of the proposed termination date. Pursuant to our MOSA, for the periods ending December 31, 2008 and 2007, we have incurred management and operational fees, feedstock procurement fees and marketing fees of $1,040,146, and $436,495 respectively. The amount payable as of December 31, 2008 is $241,545. We have given notice to REG that we intend to proceed with arbitration in order to resolve disputes that we have with REG under the MOSA.

Results of Operations
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal year ended December 31, 2008 and 2007. Since our plant did not become fully operational until August 2007, we are not able to provide comparable financial information for the complete fiscal years ended December 31, 2008 and December 31, 2007 and it is important that you keep this in mind.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2008		December 31, 2007
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$50,109,136	100%	$8,559,917	100.0%

Cost of Sales	$48,948,944	97.7%	$11,095,717	129.62%

Gross Profit (Loss)	$1,160,192	2.3%	$(2,535,800)	(29.62)%

Operating Expenses	$774,688	1.5%	$1,153,735	13.48%

Other Income (Expense)	$(1,634,036)	(3.3)%	$(772,879)	(9.03)%

Net Income (Loss)	$(1,248,532)	(2.5)%	$(4,462,414)	(52.13)%

Revenues
Our revenues from operations come from three primary sources: (1) sales of biodiesel and crude glycerin; (2) income generated by tolling services agreements; and (3) incentives. The following table shows the sources of our revenue for the fiscal year ended December 31, 2008 and 2007.

	Total Revenue		Total Revenue
	December 31, 2008		December 31, 2007
Revenue Sources	Amount	Percent	Amount	Percent
Biodiesel and By Product Sales	$37,019,927	73.90%	$4,354,833	50.87%

Tolling services — related party	$5,323,347	10.60%	$3,510,259	41.01%

Incentive funds	$7,765,862	15.50%	$694,825	8.12%

Total Revenues	$50,109,136	100.00%	$8,559,917	100.00%

The increase in revenues for the fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007 is primarily due to increased production and sales volume of biodiesel and its co-products. We produced a total of 18,260,060 gallons of biodiesel for our 2008 fiscal year, as compared to 7,822,933 gallons of biodiesel in the 2007 fiscal year. The increase in production volume was due primarily to the fact that our plant was operational during all of fiscal year 2008, whereas it was only operational for approximately five months in fiscal year 2007. We produced 8,197,483 gallons of biodiesel for sale and 10,062,577 gallons under tolling services agreements in 2008, as compared to 1,243,083 gallons of biodiesel for sale and 6,320,726 gallons under tolling services agreements in 2007. On a per gallon basis, our revenues (and costs) from our sale of biodiesel are higher than our revenues (and costs) from tolling services. Due to record high fuel prices in the summer of 2008, the average price per gallon of biodiesel we sold was higher than the average price per gallon of biodiesel sold in 2007. However, biodiesel prices decreased with worldwide fuel prices in the latter part of 2008 due in part to the global economic recession.

Cost of Sales
The primary components of our cost of sales are raw materials (soybean oil, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment. Cost of sales for our products for the fiscal year ended December 31, 2008, was $48,948,944 or 97.7% of our revenues. The increase in cost of sales for the fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007 is primarily due to increased production and sales volume of biodiesel and its co-products. The increase in production volume was due primarily to the fact that our plant was operational during all of fiscal year 2008, whereas it was only operational for approximately five months in fiscal year 2007. As a percentage of revenue, costs of sales in fiscal year 2008 decreased when compared to fiscal year 2007. As described in the paragraph below, the cost of sales on a per gallon sold basis for the 2009 fiscal year will depend in part on how many gallons of biodiesel we produce pursuant to tolling services agreements. Additionally, if feedstock prices remain at their current levels or continue to decrease, our cost of sales on a per gallon basis will also decrease if our production levels remain the same. We anticipate that we will continue to employ our current production strategy, producing biodiesel only when feedstock costs and biodiesel prices allow us to maintain positive cash flows. However, our ability to do so depends on factors described throughout this report, many of which are outside of our control.
The tolling services agreements with REG allow us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel. In the absence of such agreements, we are required to purchase our own feedstock to operate the biodiesel plant and expect to continue to do so in the future unless we can secure another tolling services agreement or similar arrangement. If we cannot purchase the feedstock required to operate the biodiesel plant at a price which would allow us to operate, or if we cannot secure another tolling services agreement, we may have to temporarily cease operations at the biodiesel plant.
In addition, natural gas has recently been available only at prices exceeding historical averages. We expect continued volatility in the natural gas market. Global demand for natural gas is expected to continue to increase, which may further drive up prices. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expenses
Our operating expenses for fiscal year ended December 31, 2008 were $774,688 or 1.5% of our revenues, decreasing from $1,153,735 for our fiscal year ended 2007. This category includes a number of fixed costs, which results in such costs being a higher or lower percentage of revenues depending on the amount of our revenues. Therefore, if we increase production in 2009, we expect that our revenues will be higher, and these expenses will make up a smaller percentage of our revenues; if we reduce production, our revenues will be lower, and these expenses will make up a larger percentage of our revenues. Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses.
Other Income (Expenses)
Our other income and expenses for the fiscal year ended December 31, 2008 was an expense of $1,634,036 or 3.3% of our revenues, an increase in the amount from our 2007 fiscal year, but a decrease as a percentage of revenue due to being operational for the entire 2008 fiscal year. The percentage our revenues for the 2009 fiscal year that is comprised of our other income (expenses) will depend largely upon our production levels for the 2009 fiscal year, in addition to the proportion of biodiesel produced under tolling services agreements. Furthermore, we are currently involved in discussions with our bank that may result in changes to the terms of our debt financing agreements, which may also result in changes to our interest expenses.
Liquidity and Capital Resources
The following table shows cash flows for the last two years. Since our plant did not become fully operational until August 2007, we are not able to provide comparable financial information for the complete fiscal years ended December 31, 2008 and December 31, 2007 and it is important that you keep this in mind.

	Year ended December 31,
	2008	2007
Net cash from operating activities	$7,245,778	$(11,243,392)
Net cash used for investing activities	(111,788)	(16,686,097)
Net cash used for financing activities	(1,592,277)	29,862,014

The increase in net cash flow provided from operating activities between 2008 and 2007 was primarily due to increased operations in 2008 and a net loss of $1,248,532 for 2008 as compared to a net loss of $4,462,414 in 2007. We anticipate that we will continue to limit operations as necessary to maintain positive cash flows. We experienced a substantial decrease in the net cash used for investing activities in 2008 due primarily to payments related to construction of our plant in 2007. Cash from financing activities was significantly higher in 2007 due to disbursements from our debt financing agreement for construction of our plant. In 2008, cash used for financing activities was primarily for payments on our long-term debt, offset by proceeds of $939,540 from our debt facilities.
Changes in Financial Condition
The following table highlights the changes in our financial condition from December 31, 2007 to December 31, 2008:

	Year ended December 31,
	2008	2007
Current Assets	$9,710,709	$13,516,240
Current Liabilities	29,003,219	8,383,674
Members’ Equity	19,620,136	18,368,668
Current Assets. The decrease in current assets for the period is due primarily to a reduction in accounts receivable and inventory, partially offset by an increase of cash and cash equivalents.
Current Liabilities. The significant increase in current liabilities is primarily due to our long-term debt. Due to the going concern opinion contained in Note 12 to the financial statements, all long-term debt has been classified a as current liability.
Members’ Equity. The increase in members’ equity is due to the elimination of the $2,500,000 subscription receivable related to the issuance of units to REG, partially offset by an increase in the accumulated deficit.
Plan of Operations for the Next 12 Months
We expect to spend the next twelve months (1) operating our plant and engaging in the production of biodiesel; (2) procuring inputs for biodiesel production; and (3) marketing our biodiesel and glycerin. However, as of the date of this report, we have no outstanding sales contracts or tolling services agreements for our biodiesel. We are currently testing our ability to process feedstocks other than soybean oil. Our future operations will depend upon the results of our testing and the ability of REG to procure feedstock contracts and sales contracts for us that allow us to maintain positive cash flow. For at least the first and second quarters of 2009, therefore, we anticipate that we will continue to operate below our capacity. Management is directing its efforts towards increasing production and operating efficiencies while maintaining or decreasing operating costs. The price of inputs such as soybean oil combined with lower prices for our biodiesel, however, may make it difficult to satisfy these objectives and there is no assurance that we will be able to satisfy these objectives.
Operating Budget and Financing of Plant Operations
We intend to rely on cash flow from continuing operations to fund our operations during the next twelve months. However, we anticipate that we will seek debt and/or equity financing in the event that cash flow from our ongoing operations is insufficient to continue operations. However, if such additional funds are unavailable it may be necessary for us to temporarily suspend production or shut down our plant.
As of the date of this report, we have no outstanding sales contracts or tolling services agreements for our biodiesel. We anticipate that we will continue to seek tolling services agreements similar to previous arrangements we have had with REG. Under such arrangements, we produce biodiesel using feedstock provided by the other party. The other party is required to pay for the feedstock, and we pay all of the other production costs and receive a flat fee per gallon of biodiesel produced. Such agreements allow us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel. In the absence of such agreements, we are required to purchase our own feedstock to operate the biodiesel plant and expect to continue to do so in the future unless we can secure another tolling services agreement or similar arrangement. If we cannot purchase the feedstock required to operate the biodiesel plant at a price which would allow us to operate profitably, or if we cannot secure tolling services agreements that allow us to operate the plant without paying for feedstock, we may have to temporarily cease operations at the biodiesel plant.

We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We intend to rely on cash flow from continuing operations to fund our operations during the next twelve months. However, we anticipate that we will need to seek debt and/or equity financing in the event that cash flow from our ongoing operations is insufficient to continue operations, but if such additional funds are unavailable it may be necessary for us to temporarily suspend production or shut down our plant. Our operating costs include the cost of feedstock, chemical inputs, utilities, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is our estimate of our operating costs and expenditures for the next 12 months, based upon our estimates for operational costs to operate at an annual capacity of 20,000,000, or 67% of our nameplate capacity. We expect that we will continue to operate at less than full capacity for at least the first two quarters of the 2009 fiscal year.

Operating Costs:
Feedstock Costs	$48,000,000
Chemicals	4,200,000
Utilities	1,400,000
Other Production Costs	5,000,000
General and Administrative	800,000

Total operating costs	$59,400,000

The estimates in the table set forth above are based upon our limited operational experience. These are only estimates and our actual costs could be much higher due to a variety of factors outside our control, including, but not limited to, those described in this report.
Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations
As discussed throughout this report, we are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin is processed; demand and price of biodiesel and glycerin; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the expansion of biodiesel infrastructure in a timely manner; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
Our operating results generally reflect the relationship between the price of biodiesel and the costs of feedstocks used to produce our biodiesel. The costs of feedstock generally account for 70-90% of the cost to produce biodiesel. Because biodiesel prices are strongly correlated to diesel fuel prices, the biodiesel industry is unlike many other industries where finished product prices are more strongly correlated to changes in production costs. This characteristic of the biodiesel industry makes it difficult for biodiesel producers to pass along increased feedstock costs and, therefore, increases in feedstock costs can significantly affect our ability to generate profits. Our results of operations benefit when the margin between biodiesel prices and feedstock costs widens and are harmed when this margin narrows. Recently, the biodiesel industry has been experiencing lower biodiesel demand and price. Because feedstock prices have not decreased at the same rate as biodiesel prices, profit margins have been small or nonexistent.
Our plant utilizes soybean oil to produce our biodiesel. The USDA’s March 2009 Oil Crops Outlook report states that the average February 2009 soybean oil price was $0.29 per pound, which is down from the June 2008 high of $0.62. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil in Iowa for the week of March 20, 2009 ranged from $0.28 to $0.29 per pound. The USDA has forecasted a predicted price range of $0.29 to $0.32 per pound for the 2008-2009 marketing year. Although our plant may be able to process feedstock other than soybean oil, our ability to utilize different types of feedstock depends on the ability to gain access to a consistent supply of feedstock at competitive prices. In the event we cannot obtain adequate supplies of feedstock at prices supported by the price at which we can sell our products, it is possible that we will experience continued brief temporary shutdowns or may have to permanently shut down the plant.

Our revenues consist of sales of biodiesel and glycerin and fees paid to us under tolling services agreements. For our fiscal year ended December 31, 2008, biodiesel sales (including the related blenders’ credit) and revenue from tolling services agreements with REG accounted for approximately 84.5% of our revenues. Biodiesel prices have declined in recent months due to lack of demand and corresponding declines in the price of diesel, which has negatively impacted our business. In Iowa, the price for B100 biodiesel was approximately $2.40 to $2.65 per gallon for the week of March 20, 2009, according to the USDA’s Weekly Ag Energy Round-Up report. Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years and has recently reached record highs, the price of diesel fell sharply during our last quarter and has continued to remain lower in the first quarter of our 2009 fiscal year. Even when diesel prices were at their highest, diesel prices were at levels below or equal to the price of biodiesel, making it difficult for biodiesel to compete. Continued decreases in the price at which we can sell our biodiesel will negatively impact our future revenues. Additionally, we have no contracts for sales of our products, and any inability to obtain tolling services agreements as a source of revenue on an ongoing basis or to procure other arrangements for sales of our products may result in further reductions in production and/or in plant shutdowns.
We also expect to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. The most significant of these are VEETC and the RFS, discussed in Item 1 under “Federal Biodiesel Supports.” Changes to these supports or incentives could significantly impact demand for biodiesel.
Sources of Funds
Equity Financing. As of December 31, 2008, we have used all of the proceeds from our equity offerings to fund the construction and start-up of our plant and for our ongoing operations. We do not expect to raise any additional equity funds in the next twelve months. However, we may explore the possibility of raising additional equity in the event cash flow from our continuing operations is insufficient to fund our operations.
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
The term loan imposes various covenants upon us which restrict our operating flexibility. The term loan includes a negative covenant on distributions which may restrict our ability to distribute earnings to our members; restricts our ability to further pledge our assets for other financing that we might require; and restricts our ability to make payments on any subordinated debt we might acquire. In addition, the term loan requires us to:
•	deposit $5,000,000 in a restricted account to be used for commodity risk management purposes;
•	maintain up to $125,000 in a capital improvements reserve fund that must be replenished as we use these funds for capital improvement expenditures;
•	maintain certain financial ratios which may limit our operating flexibility; and
•	obtain Bankfirst’s permission prior to making any significant changes in our material contracts with third-party service providers.

The term loan requires us to certify to Bankfirst at intervals designated in the term loan that we are meeting the financial ratios listed below. As described in “Risk Factors,” our noncompliance with the following financial ratio covenants has raised doubts about our ability to continue as a going concern:
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
Our current failure to comply with the financial ratio covenants constitutes an event of default under our loan agreements. Although Bankfirst has not taken any such action as of the date of this report, at the election of Bankfirst, our noncompliance could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event Bankfirst elects to foreclose its lien or security interest in such assets. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.
Government Programs and Grants. We have entered into a loan with the Iowa Department of Economic Development for $400,000. This loan is part of the Iowa Department of Economic Development’s Value Added Program and $100,000 of the loan is forgivable. We had paid $100,000 on this loan as of December 31, 2008.

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
As of December 31, 2008, our derivative instruments relating to certain commodities, including soybean oil and heating oil, are reflected as an increase to cost of sales in the amount of $293,162. This is due to realized losses on our hedging positions.
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
We entered into several soybean oil purchase contracts during 2008 for anticipated production needs. As of December 31, 2008, there were no outstanding purchase contracts.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a Smaller Reporting Company and, therefore, are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members
Western Dubuque Biodiesel, LLC
Farley, Iowa
We have audited the accompanying balance sheets of Western Dubuque Biodiesel, LLC as of December 31, 2008 and 2007, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Dubuque Biodiesel, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years the ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered a loss from operations during 2008 and trends related to the price of raw materials and the selling price of finished goods provide uncertainty as to whether the Company will be able to operate profitably. As a result, reduced production levels or temporary or extended plant shutdowns may occur. In addition, the Company was not in compliance with certain loan covenants which may result in the lender requiring repayment of the debt during the next year. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Eide Bailly LLP
Minneapolis, Minnesota
March 31, 2009

WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEETS
December 31, 2008 and 2007
ASSETS

	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$7,553,554	$2,011,841
Margin deposits	5,000	3,024,770
Accounts receivable — related party	1,525,310	2,874,915
Other receivables	—	150,186
Incentive receivables	—	694,825
Inventory	542,401	4,439,977
Prepaid expenses	84,444	319,726

Total current assets	9,710,709	13,516,240

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	407,203	407,203
Plant and process equipment	37,758,600	37,907,414
Vehicles	42,537	42,537
Construction in progress	—	1,391

Total, at cost	41,299,433	41,449,638
Less accumulated depreciation	3,104,761	922,368

Total property, plant and equipment	38,194,672	40,527,270

OTHER ASSETS
Restricted cash	337,337	—
Loan origination fees, net of amortization	380,637	475,796

Total other assets	717,974	475,796

TOTAL ASSETS	$48,623,355	$54,519,306

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$506,615	$942,768
Related party	241,545	164,971
Construction — related party	—	2,519,733
Derivative instruments	—	2,533,251
Current portion of long-term debt	28,097,365	1,863,675
Accrued interest	16,346	209,375
Accrued liabilities	141,348	149,901

Total current liabilities	29,003,219	8,383,674

LONG-TERM LIABILITIES
Long-term debt, less current portion above	—	27,766,964

Total liabilities	29,003,219	36,150,638

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Less subscriptions receivable	—	(2,500,000)
Accumulated deficit	(6,609,960)	(5,361,428)

Total members’ equity	19,620,136	18,368,668

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$48,623,355	$54,519,306

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	2008	2007
REVENUES
Biodiesel and by product sales — related party	$37,019,927	$4,354,833
Tolling services — related party	5,323,347	3,510,259
Incentive funds	7,765,862	694,825

Total revenues	50,109,136	8,559,917

COST OF SALES
Materials, labor and overhead	48,655,782	8,206,181
Net losses on derivative instruments	293,162	2,889,536

Total cost of sales	48,948,944	11,095,717

Gross profit (loss)	1,160,192	(2,535,800)

OPERATING EXPENSES
Consulting and professional fees	269,706	320,699
Office and administrative expenses	504,982	833,036

Total operating expenses	774,688	1,153,735

OTHER INCOME (EXPENSE)
Interest income	74,905	27,397
Interest expense	(1,710,641)	(800,331)
Net losses on derivative instruments	—	(945)
Other income	1,700	1,000

Total other expense	(1,634,036)	(772,879)

NET LOSS	$(1,248,532)	$(4,462,414)

BASIC AND DILUTED LOSS PER UNIT	$(41.96)	$(163.90)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	29,752	27,226

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
Years Ended December 31, 2008 and 2007

		Subscriptions	Contributed	Accumulated
	Units	Receivable	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2006	25,979	$(2,500,000)	$25,580,096	$(899,014)	$22,181,082

Capital contributions, 1,300 units at $500 per unit	1,300	—	650,000	—	650,000

Net loss for the year ended December 31, 2007	—	—	—	(4,462,414)	(4,462,414)

BALANCE, DECEMBER 31, 2007	27,279	(2,500,000)	26,230,096	(5,361,428)	18,368,668

Subscribed units issued - 2,500 units at $1,000 per unit	2,500	2,500,000	—	—	2,500,000

Net loss for the year ended December 31, 2008	—	—	—	(1,248,532)	(1,248,532)

BALANCE, DECEMBER 31, 2008	29,779	$—	$26,230,096	$(6,609,960)	$19,620,136

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,248,532)	$(4,462,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	2,182,393	921,849
Amortization	95,159	39,650
Effects of changes in operating assets and liabilities
Margin deposits	3,019,770	(3,024,770)
Accounts receivable — related party	1,349,606	(2,874,915)
Other receivables	150,186	(150,186)
Incentive receivables	694,825	(694,825)
Inventory	3,897,576	(4,439,977)
Prepaid expenses	235,282	(319,726)
Derivative instruments	(2,533,251)	2,533,251
Accounts payable	(379,312)	1,078,770
Accrued liabilities	(217,924)	149,901

Net cash provided by (used in) operating activities	7,245,778	(11,243,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property	—	25,000
Sales tax refund from construction in progress	286,190	—
Payments for property, plant and equipment, including construction in progress	(135,985)	(16,711,097)
Increase in restricted cash	(261,993)	—

Net cash used in investing activities	(111,788)	(16,686,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	939,540	29,248,708
Payments on long-term debt	(2,531,817)	(36,694)
Capital contributions	—	650,000

Net cash provided by (used in) financing activities	(1,592,277)	29,862,014

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,541,713	1,932,525

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,011,841	79,316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,553,554	$2,011,841

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be $-0- at December 31, 2008 and 2007.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Accounts Receivable (Continued)
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
Derivative Instruments and Hedging Activities
SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal sales are documented as such, and exempted from the accounting and reporting requirements of SFAS No. 133.
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
At December 31, 2008 and 2007, the Company recorded a net liability for these derivative instruments of $-0- and $2,533,251, respectively. Realized and unrealized gains and losses on derivative instruments were included in the other income (expense) before the Company commenced operations in August 2007. The Company had recorded an increase to other expense of $945, related to derivative contracts for the year ended December 31, 2007. Once the Company began operations in August 2007, realized and unrealized gains and losses on derivative instruments are included as a component of cost of sales in the accompanying financial statements. The Company has recorded an increase to cost of sales of $293,162 and $2,889,536, related to derivative contracts for the years ended December 31, 2008 and 2007, respectively. For the statement of cash flows, such contract transactions are classified as operating activities.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets determined as follows:

Years
Land improvements	20-40
Office equipment	5-10
Office building	30
Plant and process equipment	10-40
Vehicles	5-7
The Company follows the policy of capitalizing interest as a component of the cost of property, plant, and equipment for interest incurred during the construction phase. For the year ended December 31, 2008 and 2007, the Company capitalized interest of $-0- and $446,869, which is included in property, plant and equipment on the accompanying balance sheet.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the year ended December 31, 2008 was $95,159. Amortization for the year ended December 31, 2007 was $39,650, while $47,579 was capitalized as part of construction period interest. This amount is included in property, plant, and equipment on the accompanying balance sheet.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
The Company adopted a Unit Option agreement in March 2006 under which options to acquire 1,300 membership units of the Company were granted to the directors at $500 per unit. The options are exercisable upon the closing of the equity offering and securing debt financing (financial closing) and will expire thirty days after the closing of the equity offering and securing debt financing. This agreement was amended in November 2006 and extended the term of the options to the time before funds are drawn on the loan secured from lenders to capitalize the project set forth in the offering. The Company accounted for stock option grants using the recognition and measurement principles of FAS 123(R). As a result, $658,372 of stock-based compensation was reflected in statements of operations for the year ended December 31, 2006, based on the fair market value of the underling units on the date of grant. The Company used the Black-Scholes-Merton option pricing model to calculate the fair value using the following assumptions: Dividend rate 0%, risk free interest rate 5.25%, volatility rate of 1%, and expected lives of three months. These options were exercised in January 2007 and additional capital of $650,000 was accepted in exchange for 1,300 units. No stock-based compensation was recognized for the year ended December 31, 2008 and 2007.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
New Accounting Standards (Continued)
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
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentive receivable at December 31, 2008 and 2007 was $-0- and $694,825, respectively.
NOTE 3 — INVENTORY
Inventory as of December 31 consists of:

	2008	2007
Raw material	$186,306	$1,758,762
Work in progress	146,334	1,150,688
Finished goods	209,761	1,530,527

Total	$542,401	$4,439,977

NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows at December 31, 2008 and 2007, respectively.

	2008	2007
Note payable to Marshall BankFirst for construction loan - see details below	$27,782,677	$29,248,708
Note payable to the Iowa Department of Economic Development — see details below	300,000	360,000
Note payable to Hodge Material Handling — see details below	14,688	21,931

Total	28,097,365	29,630,639
Less current portion	28,097,365	1,863,675

Long-term portion	$—	$27,766,964

Due to going concern issues addressed in Note 12, the debt has been classified as current.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 4 — LONG-TERM DEBT AND FINANCING (CONTINUED)
On July 5, 2006, the Company entered into a $35,500,000 loan agreement with Marshall BankFirst. The loan commitment was the lesser of $35,500,000 or sixty one percent of total project costs. The loan term is seventy-four months which consists of the construction phase and a term phase. The construction phase ended March 1, 2008 and the term phase commenced thereafter. Monthly interest payments were required during construction phase with monthly interest and principal required during the term phase to be based on a ten year principal amortization. Monthly payments of $339,484 including interest at a variable rate commenced March 1, 2008 under the term phase with the remaining principal and interest due at maturity, January 1, 2013. The loan commitment also includes a provision for additional payments during the term phase, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. The agreement also includes provisions for reserve funds for capital improvements, working capital, and debt service. As of December 31, 2008, balances of $295,587 and $41,750 remain in the debt service reserve and capital reserve funds as restricted cash. Interest during the construction phase floated at 75 basis points over the prime rate as published in the Wall Street Journal (8.00% at December 31, 2007). During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase the Company selected the variable rate option of 25 basis points over the prime rate (3.25% at December 31, 2008). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements with Marshall BankFirst, the Company is to adhere to certain financial covenants. At December 31, 2008, the Company is to adhere to minimum debt service coverage, fixed charge coverage, and current ratio requirements, as well as a maximum debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company was not in compliance with certain covenants as of December 31, 2008.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 4 — LONG-TERM DEBT AND FINANCING (CONTINUED)
The Company has issued a $116,132 letter of credit through American Trust Bank in favor of Aquila, Inc. The letter of credit is effective for the period February 6, 2007 through February 6, 2009. The Company has available $116,132 to be borrowed at December 31, 2008.
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
In December 2006, the Company entered into a written agreement to issue 2,500 units with the Renewable Energy Group, Inc. (REG, Inc.) who was contracted to build the facility and provide management and operational services for the Company (see Note 9). REG, Inc., is a related entity formed by the Company’s original general contractor (Renewable Energy Group, LLC) (See Note 8). The agreement provided for the issuance of 2,500 membership units to the contractor upon completion of construction. The $2,500,000 consideration for the units were to be deducted from the final payments made by the Company relating to the construction agreement of the biodiesel facility. The 2,500 units were considered subscribed as of December 31, 2007. The calculation of diluted shares would be impacted when the aforementioned units are actually issued. The 2,500 units were issued on January 4, 2008. This reduced the construction payable by $2,500,000 and increased contributed capital by the same amount.
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
NOTE 7 — INCOME TAXES
As of December 31, 2008 and 2007, the book basis of assets exceeded the tax basis of assets by approximately $5,340,000 and $1,943,000, respectively.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 7 — INCOME TAXES (CONTINUED)
On January 1, 2007, the Company adopted the provisions of FIN 48, which requires that the Company recognize in its financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.
The Company is subject to the following material taxing jurisdictions: U.S. and Iowa. The tax years that remain open to examination by the Internal Revenue Service are 2006 through 2008. The tax years that remain open to examination by the Iowa Department of Revenue are 2006 through 2008. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of December 31, 2007 or December 31, 2008.
NOTE 8 — CASH FLOW DISCLOSURES
The Company had the following noncash investing and financing transactions:

	2008	2007
Cash paid for interest, net of capitalized interest of $446,869 for 2007	$1,808,511	$590,956

Units issued in exchange for reduction in construction payable	$2,500,000	$—

Loan proceeds transferred to debt reserve fund (restricted cash)	$75,344	$—

Construction in progress in accounts payable and accrued interest	$—	$2,519,733

Purchase of equipment for which financing was provided by the seller	$—	$23,625

NOTE 9 — RELATED PARTY TRANSACTIONS
The Company’s general contractor (Renewable Energy Group, LLC) entered into an agreement to construct the plant. On July 31, 2006 the general contractor formed a new related entity called Renewable Energy Group, Inc. (REG, Inc.). The new entity, REG, Inc. is contracted to provide the management and operational services for the Company. On August 9, 2006, REG, LLC assigned its construction agreement to the newly formed entity REG, Inc., which will be the general contractor. For the years ended December 31, 2008 and 2007, the Company incurred construction costs with the contractor of approximately $-0- and $38,500,000, respectively. Construction payables to the contractor at December 31, 2008 and 2007 were $-0- and $2,519,733, respectively.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 9 — RELATED PARTY TRANSACTIONS (CONTINUED)
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
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the years ended December 31, 2008 and 2007, the Company incurred fees of $1,040,146 and $436,495, respectively. The amount payable to REG, Inc. as of December 31, 2008 and 2007 was $241,545 and $164,971, respectively.
A member of the board of directors is also a member of the board of directors of the Company’s depository bank.
During December 2007, the Company sold trade receivables to REG, Inc. The carrying value of the receivables was $1,017,366 and the Company was charged a discount fee of $4,300.
In August 2008, the Company entered into a tolling service agreement with REG, Inc. to process a specified number of gallons of biodiesel from September to December 2008. Under the terms of the agreement, REG, Inc. is to provide the raw material feedstock and pay a specified price per gallon for processing.
We have given notice to REG that we intend to proceed with arbitration in order to resolve disputes that we have with REG under the MOSA.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Included in other receivables as of December 2007 was $142,946 from an industrial new jobs training program refund. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs.
NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, the Company adopted FASB Statement No. 157 (FAS 157), Fair Value Measurements, which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, FAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of this statement had an immaterial impact on the Company’s financial statements. FAS 157 defines levels within the hierarchy as follows:

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
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
The following table sets forth financial assets and liabilities measured at fair value in the statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31, 2008:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash equivalents	$6,925,404	$6,925,404	$—	$—

The fair value of the money market funds are based on quoted market prices in an active market.
NOTE 12 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2008, the Company generated significant net losses of $1,248,532 and experienced significant increases in the input costs for its products. In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fat, as animal fats are currently less costly than soybean oil. The Company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the Company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 12 — UNCERTAINTY (CONTINUED)
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including; debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was not in compliance with certain restrictive covenants at December 31, 2008 and it is projected the Company will fail to comply with one or more loan covenants, including the working capital covenant throughout the Company’s 2009 fiscal year. This raises doubt about whether the Company will continue as a going concern. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Eide Bailly LLP is our independent auditor at the present time. The Company has had no disagreements with its auditors.
ITEM 9A(T). CONTROLS AND PROCEDURES.
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
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was effective. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Changes in Internal Control over Financial Reporting
During our fourth fiscal quarter of 2008, management did not identify any changes in internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The information required by Item 10 is incorporated by reference from our 2009 Proxy Statement. In accordance with Regulation 14A, we intend to file the 2009 Proxy Statement no later than 120 days after the end of the last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference from our 2009 Proxy Statement. In accordance with Regulation 14A, we intend to file the 2009 Proxy Statement no later than 120 days after the end of the last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference from our 2009 Proxy Statement. In accordance with Regulation 14A, we intend to file the 2009 Proxy Statement no later than 120 days after the end of the last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference from our 2009 Proxy Statement. In accordance with Regulation 14A, we intend to file the 2009 Proxy Statement no later than 120 days after the end of the last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by the independent registered public accountants (Eide Bailly LLP) to the Company for the year ended December 31, 2007, and the fiscal year ended December 31, 2008 are as follows:

Category	Year	Fees
Audit Fees(1)	2008	31,699.00
	2007	88,003.45
Audit-Related Fees	2008	—
	2007	—
Tax Fees	2008	—
	2007	—
All Other Fees	2008	—
	2007	3,750.00

(1)	Audit fees consist of fees for services rendered related to the Company’s fiscal year end audits, quarterly reviews, registration statement and related amendments.
Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval. 100% of all audit services, audit-related services and tax-related services were pre-approved by our Audit Committee.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(1) Financial Statements
The financial statements appear beginning at page 35 of this report.
(2) Financial Statement Schedules
All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
(3) Exhibits

Exhibit		Method of
No.	Description	Filing
3.1	Articles of Organization of Western Dubuque Biodiesel, LLC filed with the Iowa Secretary of State on November 14, 2005.	1

3.2	Operating Agreement of the registrant dated November 29, 2005.	1

3.3	Amended and Restated Operating Agreement of the registrant dated December 5, 2007.	2

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number on our registration statement on Form 10-SB filed on April 30, 2007.

(2)	Incorporated by reference to the exhibit of the same number on our annual report on Form 10-KSB filed on March 31, 2008.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DUBUQUE BIODIESEL, LLC
Date: March 31, 2009	/s/ Bruce Klostermann Bruce Klostermann
Vice Chairman and Director
(Principal Executive Officer)

Date: March 31, 2009	/s/ George Davis George Davis
Treasurer and Director
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	/s/ William Schueller William Schueller, Chairman and Director

Date: March 31, 2009	/s/ Bruce Klostermann Bruce Klostermann, Vice Chairman and Director
(Principal Executive Officer)

Date: March 31, 2009	/s/Joyce Jarding Joyce Jarding, Secretary and Director

Date: March 31, 2009	/s/ George Davis George Davis, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: March 31, 2009	/s/ Warren Bush Warren Bush, Director

Date: March 31, 2009	/s/ Craig Breitbach Craig Breitbach, Director

Date: March 31, 2009	/s/ Jack Friedman Jack Friedman, Director

Date: March 31, 2009	/s/ William Horan William Horan, Director

Date: March 31, 2009	/s/ Ed Recker Ed Recker, Director

Date: March 31, 2009	/s/ Denny Mauser Denny Mauser, Director

Date: March 31, 2009	/s/ David P. O’Brien David P. O’Brien, Director