Form 10-Q
period 2009-03-31
Western Dubuque Biodiesel, LLC
filed 2009-05-15
CIK 1396709

NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2009
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarter ended March 31, 2009
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
(563) 744-3554
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2009, there were 29,779 membership units outstanding.
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEET

	March 31,	December 31,
	2009	2008
	UNAUDITED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,713,820	$7,553,554
Margin deposits	48,850	5,000
Accounts receivable — related party	57,327	1,525,310
Other receivables	4,000	—
Inventory	781,224	542,401
Derivative instruments	10,886	—
Prepaid expenses	269,217	84,444

Total current assets	7,885,324	9,710,709

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	407,203	407,203
Plant and process equipment	37,758,600	37,758,600
Vehicles	42,537	42,537
Construction in progress	7,391	—

Total, at cost	41,306,824	41,299,433
Less accumulated depreciation	3,651,891	3,104,761

Total property, plant and equipment	37,654,933	38,194,672

OTHER ASSETS
Restricted cash	406,784	337,337
Loan origination fees, net of amortization	356,847	380,637

Total other assets	763,631	717,974

TOTAL ASSETS	$46,303,888	$48,623,355

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$344,754	$506,615
Related party	75,404	241,545
Current portion of long-term debt	27,263,040	28,097,365
Accrued interest	13,823	16,346
Accrued liabilities	88,348	141,348
Deferred rent	9,350	—

Total current liabilities	27,794,719	29,003,219

LONG-TERM LIABILITIES
Long-term debt, less current portion above	—	—

Total liabilities	27,794,719	29,003,219

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Accumulated deficit	(7,720,927)	(6,609,960)

Total members’ equity	18,509,169	19,620,136

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$46,303,888	$48,623,355

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

REVENUES
Biodiesel and by product sales — related party	$45,534	$4,535,877
Tolling services — related party	1,030,385	24,843
Incentive funds	—	1,523,084

Total revenues	1,075,919	6,083,804

COST OF SALES
Materials, labor and overhead	1,835,352	6,278,277
Net losses (gains) on derivative instruments	(10,736)	292,118

Total cost of sales	1,824,616	6,570,395

Gross loss	(748,697)	(486,591)

OPERATING EXPENSES
Consulting and professional fees	70,202	81,430
Office and administrative expenses	63,002	134,784

Total operating expenses	133,204	216,214

OTHER INCOME (EXPENSE)
Other income	650	—
Interest income	32,139	27,029
Interest expense	(261,855)	(537,548)

Total other income (expense)	(229,066)	(510,519)

NET LOSS	$(1,110,967)	$(1,213,324)

BASIC AND DILUTED LOSS PER UNIT	$(37.31)	$(40.86)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	29,779	29,697

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,110,967)	$(1,213,324)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	547,130	548,160
Amortization	23,790	23,790
Effects of changes in operating assets and liabilities
Margin deposits	(43,850)	1,559,853
Accounts receivable — related party	1,467,983	1,015,336
Other receivables	(4,000)	148,826
Incentive receivables	—	672,807
Inventory	(238,823)	1,471,505
Prepaid expenses	(184,773)	(314,585)
Derivative instruments	(10,886)	(1,292,736)
Accounts payable	(328,002)	(664,183)
Accrued liabilities	(53,000)	(169,957)
Deferred rent	9,350	—

Net cash provided by operating activities	73,952	1,785,492

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment, including construction in progress	(7,391)	(16,039)
Increase in restricted cash	(69,447)	—

Net cash used in investing activities	(76,838)	(16,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	939,540
Payments on long-term debt	(836,848)	(380,348)

Net cash provided by financing activities	(836,848)	559,192

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(839,734)	2,328,645

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,553,554	2,011,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,713,820	$4,340,486

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
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
These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2008.
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
The Company maintains its accounts primarily at one financial institution. At times during the year, the Company’s cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Restricted Cash
The Company is required to maintain cash balances to be held at a bank as a part of their financing agreement as described in Note 4.
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be $-0- at March 31, 2009 and December 31, 2008.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Property and Equipment (Continued)
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
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the three months ended March 31, 2009 and 2008 was $23,790.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
New Accounting Standards
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement was effective for fiscal years and interim periods beginning after November 15, 2008, which was January 1, 2009 for the Company. The Company’s enhanced disclosures are included in Note 10.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 157 for these assets and liabilities. Since the Company’s existing fair value measurements for nonfinancial assets and nonfinancial liabilities are consistent with the guidance of the Statement, the adoption of the Statement did not have a material impact on the Company’s financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
New Accounting Standards (Continued)
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires entities to provide disclosure of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet, in interim reporting periods. Prior to the issuance of this FSP, such disclosures were required only in annual reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with earlier application permitted. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s financial statements.
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. There were no incentives receivable at March 31, 2009 and December 31, 2008.
NOTE 3 — INVENTORY
Inventory consists of:

	March 31,	December 31,
	2009	2008
	(UNAUDITED)

Raw material	$427,763	$186,306
Work in progress	219,108	146,334
Finished goods	134,353	209,761

Total	$781,224	$542,401

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	March 31,	December 31,
	2009	2008
	(UNAUDITED)

Note payable to Marshall BankFirst for construction loan — see details below	$26,965,287	$27,782,677

Note payable to the Iowa Department of Economic Development — see details below	285,000	300,000

Note payable to Hodge Material Handling — see details below	12,753	14,688

Total	27,263,040	28,097,365
Less current portion	27,263,040	28,097,365

Long-term portion	$—	$—

Due to going concern issues addressed in Note 11, the debt has been classified as current.
On July 5, 2006, the Company entered into a $35,500,000 loan agreement with Marshall BankFirst. The loan commitment was the lesser of $35,500,000 or sixty one percent of total project costs. The loan term is seventy-four months which consists of the construction phase and a term phase. The construction phase ended March 1, 2008 and the term phase commenced thereafter. Monthly interest payments were required during construction phase with monthly interest and principal required during the term phase to be based on a ten year principal amortization. Monthly payments of $339,484 including interest at a variable rate commenced March 1, 2008 under the term phase with the remaining principal and interest due at maturity, January 1, 2013. The loan commitment also includes a provision for additional payments during the term phase, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. The agreement also includes provisions for reserve funds for capital improvements, working capital, and debt service. As of March 31, 2009, balances of $354,582 and $52,202 remain in the debt service reserve and capital reserve funds as restricted cash. During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase the Company selected the variable rate option of 25 basis points over the prime rate (3.50% and 3.25% at March 31, 2009 and December 31, 2008, respectively). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements with Marshall BankFirst, the Company is to adhere to certain financial covenants. The Company is to adhere to minimum debt service coverage, fixed charge coverage, and current ratio requirements, as well as a maximum debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company was not in compliance with certain covenants as of March 31, 2009 and December 31, 2008.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 4 — LONG-TERM DEBT AND FINANCING (CONTINUED)
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
The Company has issued a $116,132 letter of credit through American Trust Bank in favor of Aquila, Inc. The letter of credit is effective for the period February 6, 2007 through February 6, 2010. The Company has available $116,132 to be borrowed at March 31, 2009.
NOTE 5 — MEMBERS’ EQUITY
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
NOTE 6 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Cash paid for interest	$240,588	$513,758

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 6 — CASH FLOW DISCLOSURES (CONTINUED)
The Company had the following noncash investing and financing transactions:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Units issued in exchange for reduction in construction payable	$—	$2,500,000

Loan proceeds transferred to debt reserve fund (restricted cash)	$—	$75,344

NOTE 7 — RELATED PARTY TRANSACTIONS
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
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the three months ending March 31, 2009 and 2008, the Company incurred fees of $74,404 and $131,728, respectively. The amount payable to REG, Inc. as of March 31, 2009 and December 31, 2008 was $75,404 and $241,545, respectively.
A member of the board of directors is also a member of the board of directors of the Company’s depository bank.
In August 2008, the Company entered into a tolling service agreement with REG, Inc. to process a specified number of gallons of biodiesel from September to February 2009. Under the terms of the agreement, REG, Inc. was to provide the raw material feedstock and pay a specified price per gallon for processing.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 7 — RELATED PARTY TRANSACTIONS (CONTINUED)
The Company has given notice to REG, Inc. that they intend to proceed with arbitration in order to resolve disputes related to the management and operational services agreement.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
During the three months ended March 31, 2008, the Company received a refund of $142,946 from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs.
NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following table sets forth financial assets and liabilities measured at fair value in the statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2009:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Financial assets:

Cash equivalents	$6,473,958	$6,473,958	$—	$—

Commodity derivatives	$—	$—	$10,886	$—

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
The Company enters into various commodity derivative instruments, including forward contracts, futures, options and swaps. The fair value of the Company’s derivatives are determined using unadjusted quoted prices for identical instruments on the applicable exchange in which the Company transacts. When quoted prices for identical instruments are not available, the Company uses forward price curves derived from market price quotations. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. The fair value of the money market funds is based on quoted market prices in an active market.
NOTE 10 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Effective January 1, 2009, the company prospectively implemented the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 enhances the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.
Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, the company enters into contractual arrangements (derivatives) as a means of managing exposure to changes in biodiesel prices and feedstock costs under established procedures and controls. The company has established a variety of approved derivative instruments to be utilized in each risk management program, as well as varying levels of exposure coverage and time horizons based on an assessment of risk factors related to each hedging program. As part of its trading activity, the Company uses option and swap contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of biodiesel inventories and input costs.
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. These agreements had expiration dates in 2009.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of SFAS 133. At March 31, 2009, the Company had net derivative assets of $10,886 related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations. At December 31, 2008, the Company had no derivative instruments.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 10 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
Accounting for Derivative Instruments and Hedging Activities (Continued)
The following tables provide information on the location and amounts of derivative fair values in the consolidated balance sheet and derivative gains and losses in the statement of operations:
Fair Value of Derivative Instruments:

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	March 31, 2009	March 31, 2009
Derivatives not designated as hedging under SFAS 133:
Commodity contracts - Heat oil swaps	Current Assets	$10,886	$—
During the three months ended March 31, 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of income as follows:

	Location of net loss	Net income
	recognized in	recognized in income
Derivatives not designated as	earnings on	on derivative
hedging instruments under SFAS 133	derivative activities	activities

Commodity contracts — Heat oil swaps	Cost of sales	$10,736
The Company recorded an increase to cost of sales of $292,118, related to derivative contracts for the three months ending March 31, 2008.
NOTE 11 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2009, the Company generated significant net losses of $1,110,967 and experienced significant increases in the input costs for its products. In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fat, as animal fats are currently less costly than soybean oil. The Company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the Company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
NOTE 11 — UNCERTAINTY (CONTINUED)
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including; debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was not in compliance with certain restrictive covenants at March 31, 2009 and December 31, 2008, and it is projected the Company will fail to comply with one or more loan covenants, including the working capital covenant throughout the Company’s 2009 fiscal year. This raises doubt about whether the Company will continue as a going concern. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.

Item 2. Management’s Discussion and Analysis or Plan of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
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

•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our ability to comply with our loan covenants and the response of our lender to our failure to comply with such covenants;
•	Continued higher than average prices of vegetable oils, particularly soybean oil, and/or increases in the prices of other feedstock;
•	Our ability to enter into toll manufacturing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;
•	The imposition of tariffs or other duties on biodiesel imported into Europe;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•
Changes in soy-based biodiesel’s qualification under the Renewable Fuels Standard as a result of the Environmental Protection Agency’s testing on reduction to greenhouse gas emissions from soy-based biodiesel;

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
Overview
Western Dubuque Biodiesel, LLC (the “Company,” “we” or “us”) was formed on November 14, 2005 as an Iowa limited liability company. We own and operate a 30 million gallon per year biodiesel production plant near Farley, Dubuque County, Iowa and engage in the production and sale of biodiesel and its primary co-product, glycerin. Under our Management and Operational Services Agreement (MOSA) with Renewable Energy Group, Inc. (REG), REG is required to provide for the management of our plant, acquire feedstock and chemicals necessary for the plant’s operation and to perform administrative, sales and marketing functions. As described in Part II, Item 1A of this report, we intend to proceed with arbitration in order to resolve disputes that we have with REG under the MOSA.
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
As of the date of this report, we have no outstanding sales contracts or tolling services agreements for our biodiesel. We are currently testing our ability to process additional alternative feedstocks. Our future operations will depend upon the results of our testing and the ability of REG to procure feedstock contracts and sales contracts for us that allow us to maintain positive cash flow. We anticipate that we will continue to operate substantially below our capacity primarily due to a combination of the high price of soybean oil and other feedstocks and decreased biodiesel demand and price, which are described throughout this report.
For the three months covered by this report, we produced approximately 1,305,325 gallons of biodiesel at our plant. Based upon our nameplate production capacity of 30,000,000 gallons of biodiesel per year (2,500,000 gallons per month), we operated at approximately 17% of our capacity in the quarter ended March 31, 2009. For the three months covered by this report, we generated net losses of $1,110,967. These net losses, combined with our failure to satisfy the covenants of our loan agreements, have raised doubts as to our ability to continue as a going concern.

Results of Operations for the Three Months Ended March 31, 2009
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues in our statements of operations for the fiscal quarters ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$1,075,919	100.00%	$6,083,804	100.00%

Cost of Sales	1,824,614	169.59%	6,570,395	108.00%

Gross Profit (Loss)	(748,695)	(69.59%)	(486,591)	(8.00%)

Operating Expenses	133,204	12.38%	216,214	3.60%

Other Income (Expense)	(229,066)	(21.29%)	(510,519)	(8.40%)

Net Loss	(1,110,966)	(103.26%)	(1,213,324)	(19.90%)
Revenues
The following table shows the sources of our revenues for the fiscal quarters ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel/Glycerin Sales	$45,534	4.2%	$4,535,877	74.6%
Tolling Services	$1,030,385	95.8%	$24,843	0.4%
Incentive funds	—	0%	1,523,084	25.0%

	$1,075,919	100%	$6,083,804	100.00%

Our revenues from operations for the quarter ended March 31, 2009 came from sales of biodiesel and crude glycerin and from our tolling services agreement. Under tolling services agreements, we produce biodiesel using feedstock provided by the other party. The other party is required to pay for the feedstock, and we pay all of the other production costs and receive a flat fee per gallon of biodiesel produced. Our revenues are lower in the three months ended March 31, 2009 than the same period in 2008, primarily due to reduced production, operation under a tolling services agreement, and much lower prices for our biodiesel in 2009. According to the USDA’s Weekly Ag Energy Round-Up report, the price of B100 biodiesel in Iowa for the week of May 1, 2009 was approximately $2.65 to $3.25 per gallon, as compared to approximately $4.90 to $5.25 per gallon for the week of May 2, 2008. We did not receive incentive funds this quarter because biodiesel was primarily produced under a tolling agreement, which entitles the other party to the agreement to such incentives.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years, reaching record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. According to the Energy Information Administration, the average diesel price for the Midwest was $2.12 on May 4, 2009, which is lower than the price per gallon for biodiesel. Demand for biodiesel has been reduced as a result. Combined with the lack of demand for biodiesel is an increased supply of biodiesel and increased competition for and costs of our inputs, which has also led to difficulty in marketing our biodiesel at profitable prices. Moreover, the EPA recently issued preliminary findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the Renewable Fuel Standard (RFS). If these findings are implemented such that soy based biodiesel is not counted toward the RFS, demand for our biodiesel could be reduced as a result. Additionally, we expect even lower demand in the winter months because blenders decrease their blend percentages due to cold flow concerns. We expect these trends to continue for the remainder of our fiscal year.

Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment.
Our costs of sales for the first quarter of 2009 are substantially less than our costs of sales for the same period in 2008 due to a reduction in the price of our feedstock. The Jacobsen Publishing Company reported that the central Illinois average April 2009 soybean oil price was $ 0.3293 per pound, which is much lower than the April 2008 soybean oil price was which $0.5695 per pound. According to the USDA’s National Weekly Ag Energy Round-Up report, the price for crude soybean oil in Iowa for the week of May 1, 2009 ranged from $0.3322 to $0.3472 per pound, which remains above historical average prices. Volatility in the markets makes future trends extremely difficult to predict. If the price of soybean oil or natural gas increases in the future, we expect that costs of sales on a per-gallon sold basis may increase during our 2009 fiscal year with regard to any biodiesel that is not produced under a toll manufacturing agreement.
Although our plant is able to process certain feedstocks other than soybean oil, our ability to utilize different types of feedstock depends on the ability to gain access to a consistent supply of feedstock at competitive prices and our ability to obtain feedstock that has been pretreated for use at our plant if necessary. We expect to purchase feedstock based only upon scheduled sales and available working capital. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, we expect to continue to experience brief temporary shutdowns, and we may be forced to permanently shut down the plant.
Operating Expenses
Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.
Other Income (Expenses)
Our other income and expenses for the three months ended March 31, 2009 resulted primarily from interest expense of $261,855, partially offset by our other income and interest income. We expect our other expenses to remain steady if plant production levels remain consistent or as projected.
Cash Flows
Cash Flow from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2009 totaled $73,950. This was primarily the result of the net loss of $1,110,966 and an increase in accounts receivable, offset by a decrease in inventory.
Cash Flow from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2009 totaled $76,837, which was due to an increase in restricted cash.
Cash Flow from Financing Activities. Net cash used in financing activities for the three months ended March 31, 2009 totaled $836,848 due to payments on our long-term borrowings.
Changes in Financial Condition for the Three Months Ended March 31, 2009
The following table sets forth our sources of liquidity for the three months ended March 31, 2009:

	March 31, 2009	December 31, 2008
Current Assets	$7,885,324	$9,710,709
Current Liabilities	$27,794,719	$29,003,219
Total Members Equity	$18,509,169	$19,620,136
Current Assets. The decrease in current assets is a primarily due to a decrease in accounts receivable and cash.
Current Liabilities. Our long-term debt has been classified as a current liability, due to the violation of our financial covenants under our term loan. The change to our current liabilities is due to payments on our debt financing, offset by accrued interest.

Members’ Equity. The change in the members’ equity was primarily due to an increase in the accumulated deficit from $6,609,960 to $7,720,927 as a result of our net loss.
Plan of Operations for the Next 12 Months
We expect to spend the next twelve months engaging in the production of biodiesel and glycerin at our plant. We intend to rely on cash flow from continuing operations to fund our operations during the next twelve months. However, we anticipate that we will seek debt and/or equity financing in the event that cash flow from our ongoing operations is insufficient to continue operations, and our directors continue to explore possible avenues for such financing. If additional funds are unavailable it may be necessary for us to temporarily suspend production or shut down our plant. Additionally, we may be subject to foreclosure on our assets due to any inability to satisfy our debt obligation.
Plant Operations
As of the date of this report, we have no outstanding sales contracts or tolling services agreements for our biodiesel. We are currently testing our ability to process feedstocks other than soybean oil. Our future operations will depend upon the results of our testing and the ability of REG to procure feedstock contracts and sales contracts for us that allow us to maintain positive cash flow. For the remainder of 2009, therefore, we anticipate that we will continue to operate below our capacity. Management is directing its efforts towards increasing production and operating efficiencies while maintaining or decreasing operating costs. The price of inputs such as soybean oil combined with lower prices for our biodiesel, however, may make it difficult to satisfy these objectives and there is no assurance that we will be able to satisfy these objectives.
Operating Budget and Financing of Plant Operations
Pursuant to the MOSA, REG provides us with overall management, sales and marketing and feedstock procurement services. In exchange, we pay REG a management fee based upon the number of gallons of biodiesel produced. Additionally, we may be obligated to pay a yearly income bonus equal to a certain percentage of our net income if REG meets certain conditions. For the three months ended March 31, 2009, we have incurred management and operational fees, feedstock procurement fees and marketing fees under the MOSA of $74,404. The amount payable as of March 31, 2009 is $75,404.
As of the date of this report, we have no outstanding sales contracts or tolling services agreements for our biodiesel. We anticipate that we will continue to seek tolling services agreements similar to previous arrangements we have had with REG. Under such arrangements, we produce biodiesel using feedstock provided by the other party. The other party is required to pay for the feedstock, and we pay all of the other production costs and receive a flat fee per gallon of biodiesel produced. Such agreements allow us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel. In the absence of such agreements, we are required to purchase our own feedstock to operate the biodiesel plant and expect to continue to do so in the future unless we can secure another tolling services agreement or similar arrangement. If we cannot purchase the feedstock required to operate the biodiesel plant at a price which would allow us to operate profitably, or if we cannot secure tolling services agreements that allow us to operate the plant without paying for feedstock, we may have to cease operations at the biodiesel plant. Additionally, we may be subject to foreclosure on our assets due to any inability to satisfy our debt obligation.
We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We intend to rely on cash flow from continuing operations to fund our operations during the next twelve months. However, we anticipate that we will need to seek debt and/or equity financing in the event that cash flow from our ongoing operations is insufficient to continue operations. If such additional funds are unavailable it may be necessary for us to temporarily suspend production or shut down our plant. Our operating costs include the cost of feedstock, chemical inputs, utilities, other production costs, staffing, office, audit, legal, compliance and working capital costs. We expect that we will continue to operate at less than full capacity.

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
Debt Financing. In October 2006, we closed on our term loan with Marshall Bankfirst (“Bankfirst”). The loan term is seventy-four months, which consists of a construction phase and a term phase. The construction phase ended March 1, 2008, and the term phase commenced thereafter. On March 1, 2008, we selected the variable rate option for the loan of 0.25% over the prime rate (3.50% at March 31, 2009). Monthly payments under the term phase are $339,484 including interest at a variable rate. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due and payable in full on January 1, 2013. As of March 31, 2009, the outstanding balance on our term loan was $26,965,287. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender.
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
We are not in compliance with certain of our restrictive covenants at March 31, 2009, including the debt service ratio, fixed charge coverage ratio and current ratio, and it is projected that we will fail to comply with one or more loan covenants through the remainder of our 2009 fiscal year. We may fail to comply with additional covenants in the future. Failure to comply with such covenants constitutes a default under our loan agreements. For so long as we continue to be in default, our lender is entitled to elect to take any one or more actions, including, without limitation, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage on our real estate and its security interest in our personal property securing our loans. Such actions would have a material adverse impact on our financial condition and results of operations and could result in the loss of the assets securing our loans and a permanent shutdown of our plant. In addition, our loan agreement contains an event of default if our lender reasonably deems itself insecure at any time.
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

Government Programs and Grants. We have entered into a loan with the Iowa Department of Economic Development (IDED) for $400,000. This loan is part of the IDED’s Value Added Program and $100,000 of the loan is forgivable. As of March 31, 2009 we owe $285,000. The loan requires us to maintain production rates at our nameplate capacity and maintain 30 full time job positions. Our failure to satisfy these requirements constitutes a default, and may result in acceleration of the loan, as well as partial or full repayment of the forgivable portion. Although we anticipate we will operate at full capacity for the remainder of our fiscal year, we operated substantially below our production capacity for much of our 2008 fiscal year and may have to operate at a reduced capacity throughout the current fiscal year. Therefore, it is unlikely we will satisfy the production and job requirements as required by the loan agreement. As a result, we may be required to pay back all or a portion of the forgivable loan, and our obligations under the remaining portion of the loan may be accelerated if IDED exercises remedies available to it.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a term loan which bears a variable interest rate. Specifically, we have approximately $27,000,000 outstanding in variable rate debt as of March 31, 2009. Our debt is discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Commodity Price Risk
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil, and finished products, such as biodiesel, through the use of derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We treat our hedge positions as non-hedge derivatives, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under our treatment of our hedge positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
At March 31, 2009, the Company had net derivative assets of $10,886 related to heat oil swaps commodity contracts, with the related mark-to-market effects included in “Cost of Sales” in the statements operations. At December 31, 2008, the Company had no derivative instruments. The Company recorded an increase to cost of sales of $292,118 related to derivative contracts.

There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are intended to produce long-term positive growth for the Company. As of March 31, 2009, there were not any outstanding purchase contracts for soybean oil.
Sensitivity Analysis
A sensitivity analysis has been prepared to estimate our exposure to biodiesel, soybean oil and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the publicly-available soybean oil and natural gas prices and average biodiesel price as of March 31, 2009. Other applicable assumptions are reflected in the footnotes. Please note that the results below could vary significantly depending upon a number of factors, including but not limited to those described throughout this report, such as our actual production rate, type of feedstock used, and whether we produce biodiesel under tolling agreements that shift the risks involved with feedstock and biodiesel prices to the other party. The result of this analysis is as follows:

	Estimated				Hypothetical
	Volume	Unit of	Price Per		Adverse Price	Adverse Change
Commodity	Requirements(a)	Measure	Unit(b)		Change	to Income
Natural Gas	83,193	MMBTU	$5.50		10%	$45,756
Soybean Oil	139,675,000	Pounds	$0.3385		10%	$4,727,999
Methanol	2,029,450	Gallons	$0.62		10%	$125,826
B100 Biodiesel	18,500,000	Gallons	$2.95	(c)	10%	$5,457,500

(a)	Requirements for the next 12 months, based upon production at 60% of nameplate capacity.

(b)	These numbers reflect publicly-available prices as of March 31, 2009.

(c)	For the week of March 27, 2008 the B100 price was $2.45 to 2.95 for Iowa, according to USDA Weekly Ag Energy RoundUp Report.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As described elsewhere in this report, we intend to proceed with arbitration in order to resolve disputes we have with REG under the MOSA. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
Item 1A. Risk Factors
Risk factors are discussed in our annual report on Form 10-K. The risks described in our annual report are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our annual report and should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS” and the risk factors in our annual report.
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 11 to the accompanying financial statements, our non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has raised doubts about our ability to continue as a going concern. We are not in compliance with certain of our restrictive covenants at March 31, 2009, including the debt service ratio, fixed charge coverage ratio and current ratio, and it is projected that we will fail to comply with one or more loan covenants through the remainder of our 2009 fiscal year. We may fail to comply with additional covenants in the future. Failure to comply with such covenants constitutes a default under our loan agreements. Additionally, our loan agreement contains an event of default if our lender reasonably deems itself insecure at any time. For so long as we continue to be in default, our lender is entitled to elect to take any one or more actions, including, without limitation, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage on our real estate and its security interest in our personal property securing our loans. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.
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
Liquidity issues could require us to cease operations. We are experiencing liquidity issues associated with the cost of our raw materials, lower prices for our products, and the ordinary delay between when we purchase those raw materials and when we receive payments from REG for our finished products. This is most likely to occur at times when we produce biodiesel for sale not subject to a tolling services agreement since we would procure and pay for feedstock. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We are already not operating at full capacity. Our lack of funds could cause continued temporary shutdowns at our biodiesel plant, or require us to cease operations altogether. Should we not be able to secure the cash we require to operate the plant and pay our obligations as they become due, we may have to cease operations, either on a permanent or temporary basis, which could decrease or eliminate the value of our units.
Our reliance on REG could damage our profitability. We are highly dependent upon REG to manage our plant, procure our inputs and market our products pursuant to our MOSA. Additionally, we depend on REG’s assessment of the cost and feasibility of operating our plant, REG’s experience in the biodiesel industry and its knowledge regarding the operation of the plant. If our plant does not operate to the level anticipated by us in our business plan, we will also rely on REG to adequately address such deficiency.

Our reliance on REG may place us at a competitive disadvantage. REG has a number of potential conflicts of interest with us due to its ownership and management of competing biodiesel plants. On March 30, 2009, we gave notice to REG that we intend to proceed with arbitration in order to resolve disputes that we have with REG under the MOSA, including but not limited to, our position that REG has failed to provide required services under the MOSA, violated risk management policies under the MOSA and otherwise breached the MOSA with regard to arrangements associated with our tolling agreements. We are seeking monetary damages for these actions. Should our relationship with REG terminate, significant costs and delays would likely result from the need to find other consultants or marketers or sources of feedstock, for any reason. Any loss of our relationship with REG or failure by REG to perform its obligations may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our business could fail and members could lose all or substantially all of their investment. Moreover, because of our substantial dependence upon REG, our business could fail if REG is unable to continue its business.
The imposition of duties or tariffs by the European Commission on biodiesel imported into Europe could cause a significant decrease in our revenues. International sales, particularly sales in Europe, make up a portion of REG’s revenues from selling our biodiesel. The European Union (EU) is currently conducting antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe based on complaints from the European Biodiesel Board (EBB). On March 12, 2009 the European Commission applied temporary duties on imports of biodiesel from the United States, while it continues to investigate the evidence of unfair subsidies and dumping of United States biodiesel imports into the EU. This could have the effect of significantly increasing the cost at which REG can sell our biodiesel in European markets, making it difficult or impossible for our biodiesel to compete with biodiesel produced by European biodiesel producers. Accordingly, the continued application of the temporary duties and any future imposition of duties or tariffs on European biodiesel exports could significantly harm our revenues and financial performance.
If made implemented, the EPA’s recent preliminary findings could reduce demand for soy-based biodiesel and reduce our profitability. The EPA recently issued findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the RFS. The RFS requires that biodiesel reduce greenhouse gas emissions by 40 to 50% when compared to conventional biodiesel in order to count towards the RFS mandate. The EPA found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. These findings are currently under review. However, if it is determined that soy based biodiesel does not satisfy the RFS, demand for biodiesel made from soy oil will likely be reduced. The results could significantly harm our revenues.
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

WESTERN DUBUQUE BIODIESEL, LLC
Date: May 15, 2009	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: May 15, 2009	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)