Form 10-Q
period 2009-06-30
Western Dubuque Biodiesel, LLC
filed 2009-08-19
CIK 1396709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2009
OR

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission file number 000-52617
WESTERN DUBUQUE BIODIESEL, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3857933
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)
904 Jamesmeier Rd.
P.O. Box 82
Farley, IA 52046
(Address of principal executive offices)
(563) 744-3554
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2009, there were 29,779 membership units outstanding.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEET

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$580,268	$7,553,554
Margin deposits	407,086	5,000
Accounts receivable — related party	1,573,780	1,525,310
Other receivables	12,342	—
Incentive receivables	419,679	—
Inventory	4,507,471	542,401
Derivative instruments	1,411	—
Prepaid expenses	57,205	84,444

Total current assets	7,559,242	9,710,709

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	407,203	407,203
Plant and process equipment	37,799,987	37,758,600
Vehicles	42,537	42,537

Total, at cost	41,340,820	41,299,433
Less accumulated depreciation	4,199,194	3,104,761

Total property, plant and equipment	37,141,626	38,194,672

OTHER ASSETS
Restricted cash	461,253	337,337
Loan origination fees, net of amortization	333,057	380,637

Total other assets	794,310	717,974

TOTAL ASSETS	$45,495,178	$48,623,355

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$280,074	$506,615
Related party	70,300	241,545
Current portion of long-term debt	26,479,690	28,097,365
Accrued interest	—	16,346
Accrued liabilities	55,545	141,348
Deferred rent	8,700	—

Total current liabilities	26,894,309	29,003,219

LONG-TERM LIABILITIES
Long-term debt, less current portion above	—	—

Total liabilities	26,894,309	29,003,219

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Accumulated deficit	(7,629,227)	(6,609,960)

Total members’ equity	18,600,869	19,620,136

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$45,495,178	$48,623,355

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES
Biodiesel and by product sales — related party	$2,364,366	$17,075,895	2,409,900	$21,611,772
Tolling services — related party	—	—	1,030,385	24,843
Incentive funds	426,252	3,025,398	426,252	4,548,482

Total revenues	2,790,618	20,101,293	3,866,537	26,185,097

COST OF SALES
Materials, labor and overhead	1,854,222	19,407,182	3,689,574	25,685,459
Net losses (gains) on derivative instruments	431,239	(239,037)	420,503	53,081

Total cost of sales	2,285,461	19,168,145	4,110,077	25,738,540

Gross profit (loss)	505,157	933,148	(243,540)	446,557

OPERATING EXPENSES
Consulting and professional fees	73,979	65,365	144,181	146,795
Office and administrative expenses	88,194	116,581	151,196	251,365

Total operating expenses	162,173	181,946	295,377	398,160

OTHER INCOME (EXPENSE)
Other income	650	1,700	1,300	1,700
Interest income	10,445	8,460	42,584	35,489
Interest expense	(262,379)	(419,830)	(524,234)	(957,378)

Total other income (expense)	(251,284)	(409,670)	(480,350)	(920,189)

NET INCOME (LOSS)	$91,700	$341,532	$(1,019,267)	$(871,792)

BASIC AND DILUTED INCOME (LOSS) PER UNIT	$3.08	$11.47	$(34.23)	$(29.32)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	29,779	29,779	29,779	29,738

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,019,267)	$(871,792)
Adjustments to reconcile net loss to net cash used in by operating activities
Depreciation	1,094,433	1,092,292
Amortization	47,580	47,580
Effects of changes in operating assets and liabilities
Margin deposits	(402,086)	3,007,510
Accounts receivable — related party	(48,470)	(815,810)
Other receivables	(12,342)	144,539
Incentive receivables	(419,679)	(942,241)
Inventory	(3,965,070)	635,467
Prepaid expenses	27,239	(828,468)
Derivative instruments	(1,411)	(2,530,809)
Accounts payable	(397,786)	(474,491)
Accrued liabilities	(102,149)	(130,268)
Deferred rent	8,700	—

Net cash used in by operating activities	(5,190,308)	(1,666,491)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment, including construction in progress	(41,387)	(20,700)
Sales tax refund from construction in process	—	286,190
Increase in restricted cash	(123,916)	(96,120)

Net cash provided by (used in) investing activities	(165,303)	169,370

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	939,540
Payments on long-term debt	(1,617,675)	(1,094,019)

Net cash used in by financing activities	(1,617,675)	(154,479)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,973,286)	(1,651,600)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,553,554	2,011,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$580,268	$360,241

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be $-0- at June 30, 2009 and December 31, 2008.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the six months ended June 30, 2009 and 2008 was $47,580.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
Earnings (Loss) Per Unit
Earnings (loss) per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. For the six months ending June 30, 2009 there were 29,779 weighted average units outstanding, as compared to 29,738 weighted average units outstanding in June 30, 2008. As of June 30, 2009 and 2008, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:
Current assets and current liabilities — The carrying value approximates fair value due to the short maturity of these items.
Long-term debt — The carrying amount of long-term obligations approximated fair value based on estimated interest rates for comparable debt.
New Accounting Standards
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.” The Statement requires enhanced disclosures about an entity’s derivative and hedging activities. The Statement was effective for fiscal years and interim periods beginning after November 15, 2008, which was January 1, 2009 for the Company. The Company’s enhanced disclosures are included in Note 10.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
In April 2009, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP 107-1 as of April 1, 2009. The adoption of FSP 107-1 did not have a material effect on its financial statements and related disclosures.
In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted SFAS 165 as of April 1, 2009. The adoption of SFAS 165 did not have a material effect on its financial statements and related disclosures.
In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its financial statements and related disclosures.
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable was $419,679 and $-0- at June 30, 2009 and December 31, 2008, respectively.
NOTE 3 — INVENTORY
Inventory consists of:

	June 30,	December 31,
	2009	2008
	(Unaudited)

Raw material	$1,200,191	$186,306
Work in progress	1,970,480	146,334
Finished goods	1,336,898	209,761

Total	$4,507,569	$542,401

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)

Note payable to Marshall BankFirst for construction loan — see details below	$26,198,923	$27,782,677

Note payable to the Iowa Department of Economic Development — see details below	270,000	300,000

Note payable to Hodge Material Handling — see details below	10,767	14,688

Total	26,479,690	28,097,365
Less current portion	26,479,690	28,097,365

Long-term portion	$—	$—

Due to going concern issues addressed in Note 11, the debt has been classified as current.
On July 5, 2006, the Company entered into a $35,500,000 loan agreement with Marshall BankFirst. The loan commitment was the lesser of $35,500,000 or sixty one percent of total project costs. The loan term is seventy-four months which consists of the construction phase and a term phase. The construction phase ended March 1, 2008 and the term phase commenced thereafter. Monthly interest payments were required during construction phase with monthly interest and principal required during the term phase to be based on a ten year principal amortization. Monthly payments of $339,484 including interest at a variable rate commenced March 1, 2008 under the term phase with the remaining principal and interest due at maturity, January 1, 2013. The loan commitment also includes a provision for additional payments during the term phase, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. The agreement also includes provisions for reserve funds for capital improvements, working capital, and debt service. As of June 30, 2009, balances of $398,615 and $62,638 remain in the debt service reserve and capital reserve funds as restricted cash. During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase the Company selected the variable rate option of 25 basis points over the prime rate (3.50% and 3.25% at June 30, 2009 and December 31, 2008, respectively). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements with Marshall BankFirst, the Company is to adhere to certain financial covenants. The Company is to adhere to minimum debt service coverage, fixed charge coverage, and current ratio requirements, as well as a maximum debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company was not in compliance with certain covenants as of June 30, 2009 and December 31, 2008.
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
June 30, 2009
The Company has an installment sales contract with Hodge Material Handling dated October 16, 2007. The Company purchased a fork truck for $23,625, and must make 36 monthly installments of $770, beginning 30 days after taking possession of the fork truck. Interest is implied at a rate of 10.69% per annum.
The Company has issued a $116,132 letter of credit through American Trust Bank in favor of Aquila, Inc. The letter of credit is effective for the period February 6, 2007 through February 6, 2010. The Company has available $116,132 to be borrowed at June 30, 2009.
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
NOTE 6 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Cash paid for interest	$493,000	$1,149,587

The Company had the following noncash investing and financing transactions:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Units issued in exchange for reduction in construction payable	$—	$2,500,000

Loan proceeds transferred to debt reserve fund (restricted cash)	$—	$75,344

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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the six months ending June 30, 2009 and 2008, the Company incurred fees of $182,751 and $372,408, respectively. The amount payable to REG, Inc. as of June 30, 2009 and December 31, 2008 was $70,300 and $241,545, respectively.
In August 2008, the Company entered into a tolling service agreement with REG, Inc. to process a specified number of gallons of biodiesel from September to February 2009. Under the terms of the agreement, REG, Inc. was to provide the raw material feedstock and pay a specified price per gallon for processing. This agreement was completed in February 2009.
The Company has given notice to REG, Inc. that they intend to proceed with arbitration in order to resolve disputes related to the management and operational services agreement.
On June 5, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement.
A member of the board of directors is also a member of the board of directors of the Company’s depository bank.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
The Company has received refunds of $148,206 from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
The following table sets forth financial assets and liabilities measured at fair value in the statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2009:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Financial assets:

Cash equivalents	$484,259	$484,259	$—	$—

Commodity derivatives	$1,411	$1,411	$—	$—

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
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of SFAS 133. At June 30, 2009, the Company had net derivative assets of $1,411 related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations. At December 31, 2008, the Company had no derivative instruments.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
The following tables provide information on the location and amounts of derivative fair values in the consolidated balance sheet and derivative gains and losses in the statement of operations:
Fair Value of Derivative Instruments

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	June 30, 2009	June 30, 2009

Derivatives not designated as hedging under SFAS 133:
Commodity contracts — Heat oil swaps	Current Assets	$1,411	$—
During the six months ended June 30, 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of income as follows:

	Location of net loss	Net income (loss)
	recognized in	recognized in income on
	earnings on	derivative
	derivative activities	activities
Derivatives not designated as hedging instruments under SFAS 133

Commodity contracts — Heat oil swaps	Cost of sales	$(420,503)
The Company recorded an increase to cost of sales of $53,081, related to derivative contracts for the six months ending June 30, 2008.
NOTE 11 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2009, the Company generated significant net losses of $1,019,267 and experienced significant increases in the input costs for its products. The Company has also received from REG, Inc., a notice of termination of its management and operational services agreement (See Note 7). In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fat, as animal fats are currently less costly than soybean oil. The Company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the Company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including; debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was not in compliance with certain restrictive covenants at June 30, 2009 and December 31, 2008, and it is projected the Company will fail to comply with one or more loan covenants, including the working capital covenant throughout the Company’s 2009 fiscal year. This raises doubt about whether the Company will continue as a going concern. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
NOTE 12 — SUBSEQUENT EVENTS
Management evaluated subsequent events through August 19, 2009, the date the financial statements were available to be issued. Events or transactions occurring after June 30, 2009 but prior to August 19, 2009 that provided additional evidence about conditions that existed at June 30, 2009, have been recognized in the financial statements for the period ended June 30, 2009. Events or transactions that provided evidence about conditions that did not exist at June 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008, as amended.
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

•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our ability to comply with our loan covenants and the response of our lender to our failure to comply with such covenants;
•	Fuel prices, U.S. consumption of diesel and biodiesel and consumer attitudes regarding the use of biodiesel;
•	Continued higher than average prices of vegetable oils, particularly soybean oil and animal fats and/or increases in the prices of other feedstock;
•	Our ability to enter into toll manufacturing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;
•	The continued imposition of tariffs or other duties on biodiesel exported to Europe;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Changes in soy-based biodiesel’s qualification under the Renewable Fuel Standard;
•	Decreased availability of soybean oil or other feedstock for any reason, including reduction in soybean production due to increased corn production to service the ethanol industry;
•
Our ability to locate alternative feedstock to replace soybean oil (such as refined animal fats) if desirable or necessary, particularly since we lack pretreatment capabilities to enable us to process raw animal fats or other crude vegetable oils at our plant;

•	Our ability to market our products and our reliance on our marketer to market our products;
•
Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations; and the ability of the biodiesel industry to successfully lobby for mandates or other legislation beneficial to the biodiesel industry;

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
Overview
Western Dubuque Biodiesel, LLC (the “Company,” “we” or “us”) was formed on November 14, 2005 as an Iowa limited liability company. We own and operate a 30 million gallon per year biodiesel production plant near Farley, Dubuque County, Iowa and engage in the production and sale of biodiesel and its primary co-product, glycerin. Under our Management and Operational Services Agreement (MOSA) with Renewable Energy Group, Inc. (REG), REG is required to provide for the management of our plant, acquire feedstock and chemicals necessary for the plant’s operation and to perform administrative, sales and marketing functions. In March 2009 we gave notice to REG that we intended to proceed with arbitration in order to resolve disputes arising under the MOSA. On or about June 10, 2009 we delivered our Statement of Claims to REG and the selected arbitrator alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, fraudulent misrepresentation, fraudulent non-disclosure, and negligent misrepresentation. As of the date of this report, REG has not responded to our Statement of Claims and we are in the process of scheduling arbitration proceedings.
On June 5, 2009, we received from REG a notice of termination of the MOSA. The MOSA provides for an initial term of three (3) years following the first month of biodiesel production and thereafter requires twelve (12) months advance written notice of termination. Therefore, we expect the MOSA to terminate on August 1, 2010. REG has provided the notice of termination due to changes in the biodiesel market since the MOSA was originally signed. REG has proposed that the parties cooperate to negotiate a new contract on terms mutually beneficial to us and REG; however, it is possible that a new agreement will not be entered into between the parties.
The Biodiesel Group, LLC (“TBG”) is an entity currently owned by Warren Bush, Denny Mauser and William Horan.  Tom Schroeder and Mark Muench were also owners of TBG through 2007.  Each of the prior or current owners of TBG has served or, with respect to Warren Bush and Denny Mauser, currently serves as a director on our board.  In addition to its principals serving on our board of directors, we contracted with TBG for consulting services, including assistance with negotiation of various contracts, assistance in the planning of our equity marketing effort, and assistance in securing debt financing services.  During the past quarter, certain principals of TBG informed us that REG and TBG had an agreement, pursuant to which TBG received a total of $450,000 from REG for development services and expenses incurred in connection with the development of our plant and several other biodiesel projects.  The $450,000 was paid by REG to TBG in several installments made from December 6, 2005 through October 12, 2007.  It is our understanding that the October 12, 2007 payment was the last payment.  Such payments may have given Messrs. Bush, Schroeder, Mauser, Horan and Muench an interest in transactions between REG and Western Dubuque.  As such, had we been informed by TBG and its principals of the agreement between REG and TBG at the time it was made, the agreement may have been disclosed in our previous reports.
We are subject to industry-wide factors that affect our operating and financial performance. Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin and the cost of soybean oil and other operating costs. In addition, our revenues are impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; legislation at the federal, state and/or local level; and changes in federal biodiesel supports and incentives. Current feedstock costs, combined with falling biodiesel prices and demand, have made profit margins small or nonexistent.
As of the date of this report, we have no new outstanding sales contracts or tolling services agreements for our biodiesel. We are currently testing our ability to process feedstocks other than soybean oil, including animal fats. A biodiesel plant in Newton, Iowa pre-treats animal fat prior to shipment to Western Dubuque for use in biodiesel production, and we also directly receive a portion of our animal fat requirements that does not need additional pretreatment at another plant. As of the date of this report, animal fats have been used to produce 1,951,680 gallons or 60.88% of the biodiesel produced at our plant during the first two quarters of 2009. Our future operations will depend upon the results of our testing, our ability to continue processing the animals fats off-site at prices well below our purchase price, and REG’s ability to procure feedstock contracts and sales contracts for us that allow us to maintain positive cash flow. We anticipate that we will continue to operate substantially below our capacity primarily due to a combination of the high price of soybean oil and other feedstocks and decreased biodiesel demand and price, which are described throughout this report.
For the three months covered by this report, we produced approximately 1,900,825 gallons of biodiesel at our plant. Based upon our nameplate production capacity of 30,000,000 gallons of biodiesel per year (2,500,000 gallons per month), we operated at approximately 25% of our capacity in the quarter ended June 30, 2009. For the three months covered by this report, we generated net income of $91,700. However, for the six months covered by this report, we have generated net losses of $1,019,267. These net losses, combined with the notice of termination of the MOSA from REG and our failure to satisfy the covenants of our loan agreements, have raised doubts as to our ability to continue as a going concern.

Results of Operations for the Three Months Ended June 30, 2009
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues in our statements of operations for the fiscal quarters ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$2,790,618	100.00%	$20,101,293	100.00%

Cost of Sales	2,285,461	81.90%	19,168,145	95.36%

Gross Profit	505,157	18.10%	933,148	4.64%

Operating Expenses	162,173	5.81%	181,946	0.91%

Other Income (Expense)	(251,284)	(9.00%)	(409,670)	(2.04%)

Net Income	91,700	3.29%	341,532	1.69%
Revenues
The following table shows the sources of our revenues for the fiscal quarters ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel/Glycerin Sales	$2,364,366	84.73%	$17,075,895	84.95%
Tolling Services	0	0.0%	0	0.0%
Incentive funds	426,252	15.27%	3,025,398	15.05%

	$2,790,618	100.00%	$20,101,293	100.00%

Our revenues from operations for the quarter ended June 30, 2009 came from sales of biodiesel and crude glycerin and from government incentives. Our revenues are significantly lower in the three months ended June 30, 2009 than the same period in 2008 primarily based on a reduction in production levels and biodiesel prices and demand. For the period covered by this report, we operated at approximately 25% of our capacity compared to operating at 57% of capacity for the three month period ending June 30, 2008. Average B100 biodiesel prices for the Upper Midwest, as reported by the Jacobsen Publishing Company, for the months of April, May, and June 2009 were $2.87, $2.97 and $3.10, respectively, as compared to the $4.99, $5.11 and $5.22 averages for the same periods in 2008. We received incentive funds in the amount of $426,252 for the quarter ended June 30, 2009.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Although the price of diesel fuel has increased over the last several years, reaching record highs, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. Additionally, current economic conditions have resulted in decreased demand for biodiesel and other fuels. According to the Energy Information Administration, the average diesel price for the Midwest was $2.47 on July 22, 2009, which is lower than the price per gallon for B100. Demand for biodiesel has been reduced as a result. Combined with the lack of demand for biodiesel is an increased supply of biodiesel and increased competition for and costs of our inputs, which has also led to difficulty in marketing our biodiesel at profitable prices. Further, we expect even lower demand in the winter months because blenders decrease their blend percentages due to cold flow concerns. Additionally, there is lower demand for biodiesel in European markets due to tariffs imposed on biodiesel imported from the U.S. We expect these trends to continue for the remainder of our fiscal year.

Moreover, the EPA recently issued preliminary findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the Renewable Fuel Standard (RFS). If these findings are implemented into the proposed revisions to the RFS (RFS-2) such that soy-based biodiesel is not counted toward the RFS, demand for our biodiesel could be reduced as a result. Additionally, RFS-2 which would require 500 million gallons of biomass-based diesel for 2009, has been delayed by the EPA’s extension of the comment period by sixty days to September 25, 2009. According to the National Biodiesel Board, this continuing delay works a further disadvantage to the biodiesel producers who would have benefited from the 500 million gallon requirements. As of the date of this report we have submitted comments to William Rice, EPA Deputy Regional Administrator for Region 7 (Iowa, Kansas, Missouri and Nebraska) in support of the use of soy-based biodiesel to satisfy the RFS-2 requirements.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (soybean oil, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment.
Our costs of sales for the three month period ending June 30, 2009 are substantially less than our costs of sales for the same period in 2008 due primarily to decreased production, in addition to a reduction in the price of our feedstock. Jacobsen Publishing Company reported that the central Illinois average April, May and June 2009 soybean oil prices were $0.3259, $0.3633, and $0.3585 per pound respectively, as compared to $0.5701, $0.6058 and $0.6316 per pound for the same three months in 2008. According to the USDA’s National Weekly Ag Energy Round-Up report, the price for crude soybean oil in Iowa for the week of June 26, 2009 ranged from $0.3304 to $0.3529 per pound; down sharply from the $0.6166 to $0.6461 range posted for this week a year ago.
The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. This trend, however, may not continue if the demand for biodiesel produced from animal fats increases rapidly as a result of the EPA’s findings that soy-based biodiesel does not meet the greenhouse emission reduction requirements to be counted towards the RFS and that animal fat-based biodiesel does meet these requirements. According to the USDA’s July 13, 2009 Oil Crop Outlook report, lard and edible tallow prices for June 2009 were down approximately 15 cents per pound from the June 2008 average prices. Volatility in the markets makes future trends extremely difficult to predict. Accordingly, based on recent trends, we expect that cost of goods sold on a per-gallon of soybean oil-based biodiesel sold basis may decrease or stay the same for the remainder of the 2009 fiscal year. The Company plans to continue to seek production of its biodiesel on a toll basis. If, however, the price of soybean oil or natural gas increases in the future, the costs of sales on a per-gallon sold basis may increase during our 2009 fiscal year with regard to any biodiesel that is not produced under a toll manufacturing agreement.
Although our plant is able to process certain feedstocks other than soybean oil and redefined animal fats, our ability to utilize different types of feedstock depends on our ability to gain access to a consistent supply of feedstock at competitive prices and our ability to obtain feedstock that has been pretreated for use at our plant if necessary. We expect to purchase feedstock based only upon scheduled sales and available working capital. In the event we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, we expect to continue to experience brief temporary shutdowns, and we may be forced to permanently shut down the plant.
Operating Expenses
Operating expenses for the three months ended June 30, 2009 totaled $162,173 as compared to operating expenses of $181,946 for the same period in 2008. Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.
Other Income (Expenses)
Our other income and expenses for the three months ended June 30, 2009 resulted primarily from interest expense of $262,379, partially offset by our other income and interest income. We expect our other income (expenses) to remain steady if plant production levels remain consistent or as projected.

Results of Operations for the Six Months Ended June 30, 2009
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues in our statements of operations for the six months ended June 30, 2009 and June 30, 2008:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$3,866,537	100.00%	$26,185,097	100.00%

Cost of Sales	4,110,077	105.75%	25,738,540	98.29%

Gross Profit (Loss)	(243,540)	(6.27%)	446,557	1.71%

Operating Expenses	295,377	7.6%	398,160	1.52%

Other Income (Expense)	(480,350)	(12.36%)	(920,189)	(3.51)%

Net Income (Loss)	(1,019,267)	(26.23%)	(871,792)	(3.32)%
Revenues
Our revenues for the six months ended June 30, 2009 and June 30, 2008 came from three primary sources, as shown below.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel/Glycerin Sales	$2,409,900	62.33%	$21,611,772	82.53%
Tolling Services	1,030,385	26.65%	24,843	0.1%
Incentive funds	426,252	11.02%	4,548,482	17.37%

	$3,866,537	100.00%	$26,185,097	100.00%

Our revenues are significantly lower in the six months ended June 30, 2009 than the same period in 2008, primarily due to reduced production in 2009, and lower prices for our biodiesel in 2009. Moreover, when we operate under tolling services agreements, our gross revenue tends to be lower than if we sell the biodiesel we produce. Under tolling services agreements, we produce biodiesel using feedstock provided by another party. The other party is required to pay for the feedstock, and we pay for all of the other production costs; receiving a flat fee per gallon on biodiesel produced. According to the USDA’s Weekly Ag Energy Round-Up report, the price of B100 biodiesel in Iowa for the week of July 31, 2009 was approximately $2.82 to $2.98 per gallon, as compared to approximately $4.96 to $5.41 per gallon for the same week in 2008.
Cost of Sales
Our costs of sales for the six months ended June 30, 2009 are substantially less than our costs of sales for the same period in 2008 due primarily to decreased production, in addition to a reduction in the price of our feedstock. Jacobsen Publishing Company reported that the central Illinois average July 2009 soybean oil price was $0.3108 per pound. According to the USDA’s National Weekly Ag Energy Round-Up report, the price for crude soybean oil in Iowa for the week of July 31, 2009 ranged from $0.3093 to $0.3343 per pound; down sharply from the $0.5576 to $0.5626 range posted for this week a year ago. Lard and edible tallow prices for June 2009, according to the USDA’s July 13, 2009 Oil Crop Outlook report, were $0.3006 and $0.3014 per pound, respectively, down from the July 2008 average prices of $0.5282 and $0.4861 cents per pound, respectively.

Operating Expenses
Our operating expenses were $295,377 and $398,160 for the six months ended June 30, 2009 and 2008, respectively. Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses will remain fairly consistent.
Other Income (Expenses)
Our other expenses of $480,350 for the six months ended June 30, 2009, resulted primarily from interest expense of $524,234, partially offset by our other income and interest income. We expect our other income (expenses) to remain steady for the remainder of the 2009 fiscal year.
Changes in Financial Condition for the Six Months Ended June 30, 2009
The following table sets forth our sources of liquidity for the six months ended June 30, 2009 compared to the fiscal year ended December 31, 2008:

	June 30, 2009	December 31, 2008
Current Assets	$7,559,242	$9,710,709
Current Liabilities	26,894,309	29,003,219
Long-Term Liabilities	0	0
Total Members Equity	18,600,869	$19,620,136
Current Assets.
The decrease in current assets is primarily due to a decrease in cash which was used to purchase inventory.
Current Liabilities.
Our long-term debt has been classified as a current liability, due to our failure to meet certain financial covenants under our term loan. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest or a loss of the assets securing the loan if the lender elects to foreclose the loan. The change to our current liabilities from December 31, 2008 to June 30, 2009 is due to payments on our debt financing.
Members’ Equity.
The change in the members’ equity was primarily due to an increase in the accumulated deficit from $6,609,960 to $7,629,227 as a result of our net loss.
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

Plant Operations
As of the date of this report, we have no new outstanding sales contracts or tolling services agreements for our biodiesel. In an effort to increase profit margins and reduce losses, we plan to continue producing our biodiesel primarily from refined animal fat to the extent feasible because of its lower price as compared to soybean oil. For the remainder of 2009, we also anticipate that we will continue to operate below our capacity. Management is directing its efforts towards increasing production and operating efficiencies while maintaining or decreasing operating costs. The price of inputs combined with lower prices for our biodiesel, however, may make it difficult to satisfy these objectives and we may not be able to satisfy these objectives.
Operating Budget and Financing of Plant Operations
Pursuant to the MOSA, REG provides us with overall management, sales and marketing and feedstock procurement services. In exchange, we pay REG a management fee based upon the number of gallons of biodiesel produced. Additionally, we may be obligated to pay a yearly income bonus equal to a certain percentage of our net income if REG meets certain conditions. For the six months ended June 30, 2009 and 2008 we have incurred management and operational fees, feedstock procurement fees and marketing fees under the MOSA of $182,751 and $372,408 respectively. The amount payable as of June 30, 2009 and December 31, 2008 was $70,300 and $241,545, respectively. As of the date of this report, we have no new outstanding sales contracts or tolling services agreements for our biodiesel. We anticipate that we will continue to seek tolling services agreements similar to previous arrangements we have had with REG. If we cannot purchase the feedstock required to operate the biodiesel plant at a price which would allow us to operate profitably, or if we cannot secure tolling services agreements that allow us to operate the plant without paying for feedstock, we may have to cease operations at the biodiesel plant.
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
Liquidity and Capital Resources
Cash Flows
Cash Flow from Operating Activities. Net cash used in operating activities for the six months ended June 30, 2009 totaled $5,190,308, compared to $1,666,491 cash used in operating activities for the six months ended June 30, 2008. This was primarily the result of the purchase of inventory and a net loss of $1,019,267.
Cash Flow from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2009 totaled $165,303, which was due to an increase in restricted cash and construction. For the six months ended June 30, 2008 we received $169,370 in cash from investing activities due to a sales tax refund from construction in process.
Cash Flow from Financing Activities. Net cash used in financing activities for the six months ended June 30, 2009 totaled $1,617,675 due to payments on our long-term borrowings. For the six months ended June 30, 2008 we had $154,479 in cash used in financing activities.

Sources of Funds
Equity Financing. We have used all of the proceeds from our equity offerings to fund the construction and start-up of our plant and for our ongoing operations. Our board of directors continues to evaluate avenues for raising capital.
Debt Financing. In October 2006, we closed on our term loan with Marshall Bankfirst (“Bankfirst”). The loan term is seventy-four months, which consists of a construction phase and a term phase. The construction phase ended March 1, 2008, and the term phase commenced thereafter. On March 1, 2008, we selected the variable rate option for the loan of 0.25% over the prime rate (3.50% at June 30, 2009). Monthly payments under the term phase are $339,484 including interest at a variable rate. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due and payable in full on January 1, 2013. As of June 30, 2009, the outstanding balance on our term loan was $26,198,923. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender.
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
We are not in compliance with certain of our restrictive covenants as of June 30, 2009, including the debt service ratio, fixed charge coverage ratio and current ratio, and it is projected that we will fail to comply with one or more loan covenants through the remainder of our 2009 fiscal year. We may fail to comply with additional covenants in the future. Failure to comply with such covenants constitutes a default under our loan agreements. While we continue to be in default, our lender is entitled to elect to take any one or more actions, including, without limitation, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage on our real estate and its security interest in our personal property securing our loans. Such actions would have a material adverse impact on our financial condition and results of operations and could result in the loss of the assets securing our loans and a permanent shutdown of our plant. In addition, our loan agreement contains an event of default if our lender reasonably deems itself insecure at any time.
Although our lender has not elected to exercise its remedies as of the date of this report, our lender may not continue to refrain from accelerating the principal and interest due under our loans or foreclosing on and taking possession of the collateral securing our loans. Our lender has not provided us a waiver of our failure to satisfy the covenants or otherwise agreed not to take action. As described below in the section entitled “Risk Factors,” our default has caused doubts about our ability to continue as a going concern.
In July, our lender, BankFirst, was shut down by state banking regulators and the FDIC was named its receiver. As of the date of this report, we have received no written notification as to our new lender. According to the FDIC, we should continue to make our payments as usual until further notice is received and the terms of our loan will not change based on our contractual agreement in the promissory note. While BankFirst did not elect to exercise its remedies under the loan agreements, the receiver may choose to accelerate our existing obligations which could greatly affect our ability to continue as a going concern.

Government Programs and Grants. We have entered into a loan with the Iowa Department of Economic Development (IDED) for $400,000. This loan is part of the IDED’s Value Added Program and $100,000 of the loan is forgivable. As of June 30, 2009 we owe $270,000. The loan requires us to maintain production rates at our nameplate capacity and maintain 30 full time job positions. Our failure to satisfy these requirements constitutes a default, and may result in acceleration of the loan, as well as partial or full repayment of the forgivable portion. We anticipate we will operate at less than full capacity for the remainder of our fiscal year and will not employ at least 30 full time employees. Therefore, it is unlikely we will satisfy the production and job requirements as required by the loan agreement. As a result, we may be required to pay back all or a portion of the forgivable loan, and our obligations under the remaining portion of the loan may be accelerated if IDED exercises the remedies available to it. As of the date of this report, we have begun making payments to IDED and are in the process of completing a report to be submitted to IDED showing that we are out of compliance with the job creation requirements.
In May we applied for financial assistance from the USDA. On July 1, we received notification that the USDA has preliminarily approved our application. If finalized as proposed, the arrangement would allow us to secure a new $20 million loan from a third-party lender which we expect would be used to replace our existing debt financing with Bankfirst, with a $10 million guarantee by the USDA. However, final approval and receipt of the funds is contingent upon a number of conditions, some of which are outside of our control. For example, we do not have an agreement with any third-party lender to lend us the funds we anticipate.  As a result, it is possible that the USDA guarantee will not be finalized on the terms we currently anticipate, if at all, or if it is finalized, we may not be able to obtain third-party funding or satisfy the requirements for receipt of funds under the USDA guarantee.
Commodity Price Risk Protection
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
At June 30, 2009, the Company had net derivative assets of $1,411 related to home heating oil swaps commodity contracts, with the related mark-to-market effects included in “Cost of Sales” in the statements operations. At December 31, 2008, the Company had no derivative instruments. For the six months ended June 30, 2009, the Company recorded an increase to cost of sales of $420,503 related to derivative contracts.
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are intended to produce long-term positive growth for the Company. As of June 30, 2009, there were not any outstanding purchase contracts for soybean oil.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a term loan which bears a variable interest rate. Specifically, we have approximately $27,000,000 outstanding in variable rate debt as of June 30, 2009.

Distribution to Unit Holders
As of June 30, 2009, the board of directors of the Company had not declared any dividends.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
The Company is not required to include this information due to its status as a smaller reporting company.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In March 2009 we gave notice to REG that we intended to proceed with arbitration in order to resolve disputes arising under the MOSA. On or about June 10, 2009 we delivered our Statement of Claims to REG and the selected arbitrator alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, fraudulent misrepresentation, fraudulent non-disclosure, and negligent misrepresentation. As of the date of this report, REG has not responded to our Statement of Claims and we are in the process of scheduling arbitration proceedings.
Item 1A. Risk Factors
Risk factors are discussed in our annual report on Form 10-K, as amended. The risks described in our annual report are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our annual report and should be read in conjunction with the considerations set forth above in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors in our annual report, as amended.

There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 11 to the accompanying financial statements, our non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has raised doubts about our ability to continue as a going concern. We are not in compliance with certain of our restrictive covenants at June 30, 2009, including the debt service ratio, fixed charge coverage ratio and current ratio, and it is projected that we will fail to comply with one or more loan covenants through the remainder of our 2009 fiscal year. We may fail to comply with additional covenants in the future. Failure to comply with such covenants constitutes a default under our loan agreements. Additionally, our loan agreement contains an event of default if our lender reasonably deems itself insecure at any time. For so long as we continue to be in default, our lender is entitled to elect to take any one or more actions, including, without limitation, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage on our real estate and its security interest in our personal property securing our loans. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.
Additionally BankFirst was closed by state regulators in July with a receiver appointed. While BankFirst did not elect to exercise its remedies under the loan agreements, the receiver appointed may choose to accelerate our existing obligations which could greatly affect our ability to continue as a going concern.
Doubts about our ability to continue as a going concern may make it difficult to obtain additional funds in the future. As discussed in the accompanying financial statements, our non-compliance with one or more of the loan covenants contained in our financing agreements has raised doubts about our ability to continue as a going concern. To comply with our loan covenants or to otherwise fund our operations, our board of directors may attempt to sell additional units or obtain debt financing. The board of directors also intends to explore and evaluate additional options for raising capital; however, those alternatives may not be available. The doubts relating to our ability to continue as a going concern may make it difficult to raise the necessary capital or obtain additional debt financing. Additionally, the economic crisis has contributed to a generally unfavorable credit environment. If we are unable to raise any additional capital or procure additional funds deemed necessary by our board of directors, our business may fail and members could lose some or all of their investment.
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
An increase in animal fat prices could damage our profitability. Although animal fat prices are not currently as high as soybean oil prices, animal fat prices have nonetheless increased well above their historical average. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase and adversely affect our profit margins. An increase in animal fat prices could also narrow the margin between procurement and processing fees, thereby decreasing our profit margins should we continue to send animal fats off-site for treatment and processing.
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
Our reliance on REG may place us at a competitive disadvantage. REG has a number of potential conflicts of interest with us due to its ownership and management of competing biodiesel plants. We have given notice to REG that we intend to proceed with arbitration in order to resolve disputes that we have with REG under the MOSA. Additionally, REG has provided us with a notice of termination due to changes in the biodiesel market since the MOSA was originally signed. Based on the terms and conditions of the MOSA, we anticipate the date of termination to be August 1, 2010. REG has proposed that the parties cooperate to negotiate a new contract on terms mutually beneficial to us and REG; however, it is possible that a new agreement will not be entered into between the parties. Should our relationship with REG terminate, significant costs and delays would likely result from the need to find other consultants or marketers or sources of feedstock, for any reason. Any loss of our relationship with REG or failure by REG to perform its obligations may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our business could fail and members could lose all or substantially all of their investment. Moreover, because of our substantial dependence upon REG, our business could fail if REG is unable to continue its business.

The imposition of duties or tariffs by the European Commission on biodiesel imported into Europe could cause a significant decrease in our revenues. International sales, particularly sales in Europe, make up a portion of REG’s revenues from selling our biodiesel. Based on complaints from the European Biodiesel Board (EBB), on March 12, 2009 the European Commission applied temporary duties on imports of biodiesel from the United States, while it continued to investigate the evidence of unfair subsidies and dumping of United States biodiesel imports into the EU. Beginning on July 13, 2009, the European Union decided to impose tariffs on biodiesel imported from the United States for a period of five years. The United States has stated its opposition and that it will review this decision, but it is unclear what, if anything, can be done in response. This could have the effect of significantly increasing the cost at which REG can sell our biodiesel in European markets, making it difficult or impossible for our biodiesel to compete with biodiesel produced by European biodiesel producers.
If implemented, the EPA’s recent preliminary findings could reduce demand for soy-based biodiesel and reduce our profitability. The EPA recently issued findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the RFS. The RFS requires that biodiesel reduce greenhouse gas emissions by 40 to 50% when compared to conventional biodiesel in order to count towards the RFS mandate. The EPA found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. These findings are currently open to comment through September 25, 2009. However, if it is determined that soy based biodiesel does not satisfy the RFS, demand for biodiesel made from soy oil will likely be reduced. The results could significantly harm our revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
For the period covered by this report, we were in default of certain covenants contained in our loan agreement with our lender, Bankfirst. Our failure to comply with these covenants constitutes an event of default under our agreement, entitling our lender to exercise any one or more of its remedies provided under the loan documents and applicable law, including, but not limited to, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosing on its mortgage and security interests in the collateral which secures our debt financing. Although our lender has notified us of our default, it has not exercised its remedies as of the date of its report; however, if we continue to be in default, our lender may not continue to forebear from exercising such additional remedies.
Item 4. Submission of Matters to Security Holders
On June 2, 2009, we held our annual meeting of the members. Pursuant to the proxy statement, the election of directors was the only proposal presented at the annual meeting. Each of the three nominees for Directors was elected. The result of the voting was as follows:

Director Elections	For	Against	Abstain
William Schueller	9964	0	0
Warren Bush	9489	175	300
David O’Brien	9939	25	0

Item 5. Other Information
Vacancy on Audit Committee
On April 29, 2008, the board appointed fellow director Jack Friedman to fill a vacancy, left by Ed Recker, on the Company’s Audit Committee.
Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing
31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DUBUQUE BIODIESEL, LLC
Date: August 19, 2009	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: August 19, 2009	/s/ George Davis
George Davis Treasurer and Director (Principal Financial and Accounting Officer)