Form 10-Q
period 2009-09-30
Western Dubuque Biodiesel, LLC
filed 2009-11-16
CIK 1396709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2009, there were 29,779 membership units outstanding.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEET

	September 30,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,210,777	$7,553,554
Margin deposits	226,150	5,000
Accounts receivable — related party	452,191	1,525,310
Other receivables	47,444	—
Incentive receivables	222,948	—
Inventory	1,811,006	542,401
Derivative instruments	85,159	—
Prepaid expenses	115,638	84,444

Total current assets	6,171,313	9,710,709

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	407,203	407,203
Plant and process equipment	37,799,987	37,758,600
Vehicles	42,537	42,537

Total, at cost	41,340,820	41,299,433
Less accumulated depreciation	4,746,842	3,104,761

Total property, plant and equipment	36,593,978	38,194,672

OTHER ASSETS
Restricted cash	406,929	337,337
Loan origination fees, net of amortization	309,267	380,637

Total other assets	716,196	717,974

TOTAL ASSETS	$43,481,487	$48,623,355

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$192,511	$506,615
Related party	35,484	241,545
Current portion of long-term debt	25,676,225	28,097,365
Accrued interest	—	16,346
Accrued liabilities	69,244	141,348
Deferred rent	8,050	—

Total liabilities	25,981,514	29,003,219

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Accumulated deficit	(8,730,123)	(6,609,960)

Total members’ equity	17,499,973	19,620,136

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$43,481,487	$48,623,355

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

REVENUES
Biodiesel and by product sales — related party	$4,666,250	$15,157,704	7,076,150	$36,769,476
Tolling services — related party	—	930,987	1,030,385	955,830
Incentive funds	351,407	3,217,380	777,659	7,765,862

Total revenues	5,017,657	19,306,071	8,884,194	45,491,168

COST OF SALES
Materials, labor and overhead	5,921,850	19,035,571	9,611,424	44,721,030
Net losses (gains) on derivative instruments	(177,812)	240,081	242,691	293,162

Total cost of sales	5,744,038	19,275,652	9,854,115	45,014,192

Gross profit (loss)	(726,381)	30,419	(969,921)	476,976

OPERATING EXPENSES
Consulting and professional fees	63,228	73,218	207,409	220,013
Office and administrative expenses	62,534	103,781	213,730	355,146

Total operating expenses	125,762	176,999	421,139	575,159

OTHER INCOME (EXPENSE)
Other income	650	—	1,950	1,700
Interest income	6,684	5,970	49,268	41,459
Interest expense	(256,087)	(412,877)	(780,321)	(1,370,255)

Total other income (expense)	(248,753)	(406,907)	(729,103)	(1,327,096)

NET LOSS	$(1,100,896)	$(553,487)	$(2,120,163)	$(1,425,279)

BASIC AND DILUTED LOSS PER UNIT	$(36.97)	$(18.59)	$(71.20)	$(47.91)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	29,779	29,779	29,779	29,752

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,120,163)	$(1,425,279)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities
Depreciation	1,642,081	1,636,652
Amortization	71,370	71,370
Effects of changes in operating assets and liabilities
Margin deposits	(221,150)	3,019,770
Accounts receivable — related party	1,073,119	(1,742,919)
Other receivables	(47,444)	150,186
Incentive receivables	(222,948)	322,737
Inventory	(1,268,605)	3,610,480
Prepaid expenses	(31,194)	211,276
Derivative instruments	(85,159)	(2,533,251)
Accounts payable	(520,165)	(171,195)
Accrued liabilities	(88,450)	(202,887)
Deferred rent	8,050	—

Net cash provided by (used in) by operating activities	(1,810,658)	2,946,940

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment, including construction in progress	(41,387)	(54,402)
Sales tax refund from construction in process	—	286,190
Increase in restricted cash	(69,592)	(127,971)

Net cash provided by (used in) investing activities	(110,979)	103,817

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	939,540
Payments on long-term debt	(2,421,140)	(1,754,286)

Net cash used in by financing activities	(2,421,140)	(814,746)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,342,777)	2,236,011

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,553,554	2,011,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,210,777	$4,247,852

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be $-0- at September 30, 2009 and December 31, 2008.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
Account balances with invoices past stated terms are considered delinquent. No interest is charged on trade receivables with past due balances. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the customer’s total balances.
Derivative Instruments and Hedging Activities
SFAS No. 133, which was primarily codified into Topic 815, Derivatives and Hedging, in the ASC, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from ASC 815 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal sales are documented as such, and exempted from the accounting and reporting requirements of ASC 815. The Company has entered into agreements to purchase soybean oil for anticipated production needs. These contracts are considered normal purchase contracts and exempted from ASC 815.
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
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the nine months ended September 30, 2009 and 2008 was $71,370.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
Earnings (Loss) Per Unit
Earnings (loss) per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of September 30, 2009 and 2008, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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
New Accounting Standards
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Topic 105, Generally Accepted Accounting Standards, in the ASC. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is the relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133, which was primarily codified into Topic 815, Derivatives and Hedging, in the ASC. This guidance expands the disclosures about an entity’s derivative and hedging activities. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008, which was January 1, 2009 for the Company. The Company’s enhanced disclosures are included in Note 10.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was primarily codified into Topic 825, Financial Instruments, in the ASC. This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the guidance as of April 1, 2009. The adoption of ASC 825 did not have a material effect on its financial statements and related disclosures.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855, Subsequent Events, in the ASC. This guidance establishes principles and requirements for subsequent events. Specifically, it sets forth guidance pertaining to the period after the balance sheet date during which management should consider events or transactions for potential recognition or disclosure, circumstances under which an event or transaction would be recognized after the balance sheet date and the required disclosures that should be made about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the guidance as of April 1, 2009. The adoption of ASC 855 did not have a material effect on its financial statements and related disclosures.
NOTE 2 — INCENTIVE PAYMENTS AND RECEIVABLE
Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. The amount of incentives receivable was $222,948 and $-0- at September 30, 2009 and December 31, 2008, respectively.
NOTE 3 — INVENTORY
Inventory consists of:

	September 30,	December 31,
	2009	2008

Raw material	$109,194	$186,306
Work in progress	1,638,999	146,334
Finished goods	62,813	209,761

Total	$1,811,006	$542,401

NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	September 30,	December 31,
	2009	2008

Note payable to Beal Bank — see details below	$25,412,499	$27,782,677

Note payable to the Iowa Department of Economic Development — see details below	255,000	300,000

Note payable to Hodge Material Handling — see details below	8,726	14,688

Total	25,676,225	28,097,365
Less current portion	25,676,225	28,097,365

Long-term portion	$—	$—

Due to going concern issues addressed in Note 11, the debt has been classified as current.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
On July 5, 2006, the Company entered into a $35,500,000 loan agreement with Marshall BankFirst, and in July 2009, the loan agreement was acquired by Beal Bank. The loan commitment was the lesser of $35,500,000 or sixty one percent of total project costs. The loan term is seventy-four months which consists of the construction phase and a term phase. The construction phase ended March 1, 2008 and the term phase commenced thereafter. Monthly interest payments were required during construction phase with monthly interest and principal required during the term phase to be based on a ten year principal amortization. Monthly payments of $339,484 including interest at a variable rate commenced March 1, 2008 under the term phase with the remaining principal and interest due at maturity, January 1, 2013. The loan commitment also includes a provision for additional payments during the term phase, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. The agreement also includes provisions for reserve funds for capital improvements, working capital, and debt service. As of September 30, 2009, balances of $354,708 and $52,221 remain in the debt service reserve and capital reserve funds as restricted cash. During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase the Company selected the variable rate option of 25 basis points over the prime rate (3.50% and 3.25% at September 30, 2009 and December 31, 2008, respectively). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements, the Company is to adhere to certain financial covenants. The Company is to adhere to minimum debt service coverage, fixed charge coverage, and current ratio requirements, as well as a maximum debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company was not in compliance with certain covenants as of September 30, 2009 and December 31, 2008.
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
The Company has issued a $116,132 letter of credit through American Trust Bank in favor of Aquila, Inc. The letter of credit is effective for the period February 6, 2007 through February 6, 2010. The Company has available $116,132 to be borrowed at September 30, 2009.
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
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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
NOTE 6 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Cash paid for interest	$725,298	$1,562,846

The Company had the following noncash investing and financing transactions:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Units issued in exchange for reduction in construction payable	$—	$2,500,000

Loan proceeds transferred to debt reserve fund (restricted cash)	$—	$75,344

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
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the nine months ending September 30, 2009 and 2008, the Company incurred fees of $253,493 and $658,869, respectively. The amount payable to REG, Inc. as of September 30, 2009 and December 31, 2008 was $35,484 and $241,545, respectively.
In August 2008, the Company entered into a tolling service agreement with REG, Inc. to process a specified number of gallons of biodiesel from September to February 2009. Under the terms of the agreement, REG, Inc. was to provide the raw material feedstock and pay a specified price per gallon for processing. This agreement was completed in February 2009.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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
NOTE 8 — COMMITMENTS AND CONTINGENCIES
The Company has received refunds of $154,376 from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs.
NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, the Company adopted FASB Statement No. 157 (FAS 157), Fair Value Measurements, which was primarily codified into Topic 820, Fair Value Measurements and Disclosures, in the ASC. This guidance provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, the guidance sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of this guidance had an immaterial impact on the Company’s financial statements. The guidance defines levels within the hierarchy as follows:
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
The following table sets forth financial assets and liabilities measured at fair value in the statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2009:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Financial assets:

Commodity derivatives	$85,159	$85,159	$—	$—

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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
NOTE 10 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Effective January 1, 2009, the company prospectively implemented the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), which was primarily codified into Topic 815, Derivatives and Hedging, in the ASC. This guidance enhances the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.
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
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At September 30, 2009, the Company had net derivative assets of $85,159 related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations. At December 31, 2008, the Company had no derivative instruments.
The following tables provide information on the location and amounts of derivative fair values in the consolidated balance sheet and derivative gains and losses in the statement of operations:
Fair Value of Derivative Instruments

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	September 30, 2009	September 30, 2009
Derivatives not designated as hedging:

Commodity contracts — Heat oil swaps	Current Assets	$85,159	$—
During the nine months ended September 30, 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of income as follows:

	Location of net loss	Net income (loss)
	recognized in	recognized in income on
Derivatives not designated as	earnings on	derivative
hedging instruments	derivative activities	activities

Commodity contracts — Heat oil swaps	Cost of sales	$(242,691)

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
The Company recorded an increase to cost of sales of $293,162, related to derivative contracts for the nine months ending September 30, 2008.
NOTE 11 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2009, the Company generated significant net losses of $2,120,163 and experienced significant increases in the input costs for its products. The Company has also received from REG, Inc., a notice of termination of its management and operational services agreement (See Note 7). In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fat, as animal fats are currently less costly than soybean oil. The Company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the Company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including; debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was not in compliance with certain restrictive covenants at September 30, 2009 and December 31, 2008, and it is projected the Company will fail to comply with one or more loan covenants, including the working capital covenant throughout the Company’s 2009 fiscal year. This raises doubt about whether the Company will continue as a going concern. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.
NOTE 12 — SUBSEQUENT EVENTS
Management evaluated subsequent events through November 16, 2009, the date the financial statements were available to be issued. Events or transactions occurring after September 30, 2009 but prior to November 16, 2009 that provided additional evidence about conditions that existed at September 30, 2009, have been recognized in the financial statements for the period ended September 30, 2009. Events or transactions that provided evidence about conditions that did not exist at September 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended September 30, 2009.
NOTE 13 — GAIN CONTINGENCY
In September 2009, the Company received notification of a fund award from the United States Department of Agriculture under the Advanced Biofuel Producers Program. Due to the uncertainty of the allocation of the funding, no estimate can be made at this time as to the amount of ultimate recovery. As such no revenues have been recorded in the accompanying statement of operations for the nine months ended September 30, 2009 relating to the funds awarded. Revenues will be recorded at which time the fund award is determinable, which will likely occur upon receipt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:
•	The availability and terms and conditions of credit or equity financing needed to continue our operations if income from operations is insufficient for us to continue biodiesel production;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our ability to comply with our loan covenants and the response of our lender to our failure to comply with such covenants;
•	Fuel prices, consumption of diesel and biodiesel and consumer attitudes regarding the use of biodiesel;
•	Prices of vegetable oils (particularly soybean oil), animal fats and/or other feedstock;
•	Our ability to enter into toll manufacturing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;
•	Our relationship with Renewable Energy Group, Inc. (“REG”), our manager and marketer, and our ability to obtain a new marketer upon termination of our agreement with REG.
•	The continued imposition of tariffs or other duties on biodiesel exported to Europe;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Changes in soy-based biodiesel’s qualification under the Renewable Fuel Standard (“RFS”) and similar legislation;
•	Decreased availability of soybean oil, animal fat or other feedstock for any reason;
•
Our ability to locate alternative feedstock to respond to market conditions, particularly since we lack pretreatment capabilities to enable us to process raw animal fats or other crude vegetable oils at our plant;

•	Our ability to market our products and our reliance on our marketer to market our products;
•
Changes in or elimination of laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations; and the ability of the biodiesel industry to successfully lobby for mandates or other legislation beneficial to the biodiesel industry;

•
Changes in plant production capacity or technical difficulties in operating the plant for any reason, including changes due to events beyond our control or as a result of intentional reductions in or halting of production;

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
Overview
Western Dubuque Biodiesel, LLC (the “Company,” “we” or “us”) was formed on November 14, 2005 as an Iowa limited liability company. We own and operate a 30 million gallon per year biodiesel production plant near Farley, Dubuque County, Iowa and engage in the production and sale of biodiesel and its primary co-product, glycerin. Under our Management and Operational Services Agreement (MOSA) with REG, REG is required to provide for the management of our plant, acquire feedstock and chemicals necessary for the plant’s operation and to perform administrative, sales and marketing functions. As discussed in further detail in Part II, Item 1 “Legal Proceedings,” in March 2009, we gave notice to REG that we intended to proceed with arbitration to resolve disputes arising under the MOSA. On June 5, 2009, we received from REG a notice of termination of the MOSA, pursuant to which we expect the MOSA to terminate on August 1, 2010. If not settled earlier, arbitration is scheduled to begin in March 2010.
We are subject to industry-wide factors that affect our operating and financial performance. Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin and the cost of feedstock and other operating costs. In addition, our revenues are impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; legislation at the federal, state and/or local level; and changes in federal biodiesel supports and incentives. Current feedstock costs, combined with decreased biodiesel prices and demand, have contributed to the net losses for the period covered by this report.
As of the date of this report, we have the outstanding sales contracts for our biodiesel described in Part II, Item 5 “Other Information.” We continue to process feedstocks other than soybean oil, including animal fats and canola oil, when possible. We directly receive animal fat that does not need additional pretreatment at another plant. If additional pretreatment is needed, we contract with a biodiesel plant in Newton, Iowa to pre-treat the animal fat before shipment to us for use in biodiesel production. Animal fats were used to produce 73% of the biodiesel produced at our plant during the nine months ending September 30, 2009.
For the three months covered by this report, we produced approximately 1,241,082 gallons of biodiesel at our plant. Based upon our nameplate production capacity of 30,000,000 gallons of biodiesel per year (2,500,000 gallons per month), we operated at approximately 16.54% of our capacity during the quarter ended September 30, 2009. For the three months covered by this report, we generated net losses of $1,100,896. Due to our net losses and reduced production, we terminated three supervisory employees effective August 1, 2009. For the nine months covered by this report, we have generated net losses of $2,120,163. These net losses, combined with the notice of termination of the MOSA from REG and our failure to satisfy the covenants of our loan agreements, have raised doubts as to our ability to continue as a going concern.
Our future operations will depend upon our ability to continue processing animal fats and REG’s ability to procure feedstock contracts and sales or tolling services agreements that allow us to maintain positive cash flow. Under tolling services agreements, we produce biodiesel using feedstock provided by another party. The other party is required to pay for the feedstock, and we pay for all of the other production costs, receiving a flat fee per gallon on biodiesel produced. For the quarter ended September 30, 2009, we did not produce any biodiesel under tolling services agreements. We anticipate that we will continue to operate substantially below our capacity primarily due to a combination of the current price of feedstocks and decreased biodiesel demand and price, which are described throughout this report.

Results of Operations for the Three Months Ended September 30, 2009
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues in our statements of operations for the quarters ended September 30, 2009 and 2008:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$5,017,657	100.00%	$19,306,071	100.00%

Cost of Sales	5,744,038	114.48%	19,275,652	100.16%

Gross Profit (loss)	(726,381)	(14.48)%	30,419	0.16%

Operating Expenses	125,762	2.50%	176,999	0.92%

Other Income (Expense)	(248,753)	(4.96%)	(406,907)	(2.11%)

Net Loss	(1,100,896)	(2.19%)	(553,487)	(2.87%)
Revenues
The following table shows the sources of our revenues for the quarters ended September 30, 2009 and 2008:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel/Glycerin Sales	$4,666,250	93.00%	$15,157,704	78.51%
Tolling Services	0	0.0%	930,987	4.82%
Incentive funds	351,407	7.00%	3,217,380	16.67%

	$5,017,657	100.00%	$19,306,071	100.00%

Our revenues from operations for the quarter ended September 30, 2009 came from sales of biodiesel and crude glycerin and from government incentives. For the period covered by this report, we operated at approximately 16.54% of our capacity compared to operating at 66% of capacity for the three month period ending September 30, 2008. Our revenues are significantly lower in the three months ended September 30, 2009 than in the same period in 2008 primarily due to reduced production levels and lower biodiesel prices. Average B100 biodiesel prices for the Upper Midwest, as reported by the Jacobsen Publishing Company, for the months of July, August and September 2009 were $2.94, $3.14, and $3.09, respectively, as compared to the respective average prices of $5.22, $4.78 and $4.59 for the same periods in 2008. We received incentive funds in the amount of $351,407 for the quarter ended September 30, 2009, which is significantly lower than the amount of incentive funds received last year for the same period.
Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel, and current economic conditions have resulted in decreased demand for biodiesel and other fuels. Demand for biodiesel has been reduced as a result. Combined with the lack of demand for biodiesel is an increased supply of biodiesel and increased competition for and costs of our inputs, which has also led to difficulty in marketing our biodiesel at profitable prices. Further, we expect even lower demand in the winter months because blenders decrease their blend percentages due to cold flow concerns. Additionally, there is lower demand for biodiesel in European markets due to tariffs imposed on biodiesel imported from the U.S. We expect these trends to continue for the remainder of our fiscal year and to continue in 2010.

Moreover, the EPA recently issued preliminary findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the RFS. If these findings are implemented into the proposed revisions to the RFS (RFS-2) such that soy-based biodiesel is not counted toward the RFS, demand for our biodiesel could be reduced as a result. Additionally, the EPA has delayed comments on and implementation of the RFS-2, although as of the date of this report the EPA expects to issue its final rule by the end of the calendar year. According to the National Biodiesel Board, this continuing delay works to further disadvantage the biodiesel producers who would have benefited from the RFS-2 requirements for biomass-based diesel use in 2009. We have submitted comments to William Rice, EPA Deputy Regional Administrator for Region 7 (Iowa, Kansas, Missouri and Nebraska) in support of the use of soy-based biodiesel to satisfy the RFS-2 requirements.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (animal fat, soybean oil and other feedstock; hydrochloric acid; methanol; and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment.
Our costs of sales for the three month period ending September 30, 2009 are substantially less than our costs of sales for the same period in 2008 due primarily to decreased production. However, due to decreased incentive revenues, lower biodiesel production and sales and our inability to obtain tolling agreements during the quarter, costs of sales were a greater percentage of our total revenues in 2009. Feedstock prices are lower than the prices from last year during the same period but did not decline enough to result in profitable production and sale of biodiesel. Jacobsen Publishing Company reported that the central Illinois average July, August and September 2009 soybean oil prices were $0.3180, $0.3373 and $0.3105 per pound respectively, as compared to $0.6084, $0.5096 and $0.4626 per pound for the same three months in 2008. According to the USDA’s October 13, 2009 Oil Crop Outlook report, lard and edible tallow prices for September 2009 were down approximately 10 cents per pound and 5 cents per pound respectively, from the September 2008 average prices. Animal fat prices may increase if the demand for biodiesel produced from animal fats increases rapidly as a result of the EPA’s findings that soy-based biodiesel does not meet the greenhouse emission reduction requirements to be counted towards the RFS.
Although our plant is able to process certain feedstocks other than soybean oil and refined animal fats, our ability to utilize different types of feedstock depends on our ability to gain access to a consistent supply of feedstock at competitive prices and to obtain feedstock that has been pretreated for use at our plant if necessary. We expect to purchase feedstock based only upon scheduled sales and available working capital and to continue to seek production of biodiesel on a toll basis as we have done in prior periods. If, however, the price of feedstock or natural gas increases in the future, the costs of sales on a per-gallon sold basis will likely increase with regard to biodiesel not produced under a toll manufacturing agreement. If we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods of time, we expect to continue to experience brief temporary shutdowns, and we may be forced to permanently shut down the plant.
Operating Expenses
Operating expenses for the three months ended September 30, 2009 totaled $125,762 and $176,999 for the same period in 2008. Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses will remain fairly consistent if plant production levels remain consistent or as projected.
Other Income (Expenses)
Our other income and expenses for the three months ended September 30, 2009 resulted primarily from interest expense of $256,087. We expect our other income (expenses) to remain steady if plant production levels remain consistent or as projected.

Results of Operations for the Nine Months Ended September 30, 2009
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues in our statements of operations for the nine months ended September 30, 2009 and September 30, 2008:

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$8,884,194	100.00%	$45,491,168	100.00%

Cost of Sales	9,854,115	110.92%	45,014,192	98.95%

Gross Profit (Loss)	(969,921)	(10.92%)	476,976	1.05%

Operating Expenses	421,139	4.74%	575,159	1.26%

Other Income (Expense)	(729,103)	(8.21%)	(1,327,096)	(2.92%)

Net Income (Loss)	(2,120,163)	(23.87%)	(1,425,279)	(3.13%)
Revenues
Our revenues for the nine months ended September 30, 2009 and September 30, 2008 came from three primary sources, as shown below.

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel/Glycerin Sales	$7,076,150	79.65%	$36,769,476	80.83%
Tolling Services	1,030,385	11.60%	955,830	2.60%
Incentive funds	777,659	8.75%	7,765,862	17.07%

	$8,884,194	100.00%	$45,491,168	100.00%

Our revenues are significantly lower in the nine months ended September 30, 2009 than the same period in 2008, primarily due to reduced production and lower prices for our biodiesel in 2009. Additionally, our income from incentives in the nine months ended September 30, 2009 was significantly lower than incentive income for the same period in 2008.
Cost of Sales
Our costs of sales for the nine months ended September 30, 2009 are substantially less than our costs of sales for the same period in 2008 due primarily to decreased production, in addition to lower or steady prices of feedstock. However, due to our decreased revenues and market conditions, costs of sales were a greater percentage of our total revenues in 2009.
Operating Expenses
Our operating expenses were $421,139 and $575,159 for the nine months ended September 30, 2009 and 2008, respectively. Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses will remain fairly consistent, even if production and sales of biodiesel further declines.

Other Income (Expenses)
Our other expenses of $729,103 for the nine months ended September 30, 2009 resulted primarily from interest expense of $780,321, partially offset by our other income and interest income. We expect our other income (expenses) to remain steady for the remainder of the 2009 fiscal year.
Changes in Financial Condition for the Nine Months Ended September 30, 2009
The following table sets forth our sources of liquidity for the nine months ended September 30, 2009 compared to the fiscal year ended December 31, 2008:

	September 30,	December 31,
	2009	2008
Current Assets	$6,171,313	$9,710,709
Current Liabilities	25,981,514	29,003,219
Long-Term Liabilities	0	0
Total Members Equity	17,499,973	$19,620,136
Current Assets
The decrease in current assets is primarily due to a decrease in cash which was used for principal payments and reduced margins from sales resulting in a loss for the period.
Current Liabilities
Our long-term debt has been classified as a current liability, due to our failure to meet certain financial covenants under our term loan. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest or a loss of the assets securing the loan if the lender elects to foreclose the loan. The change to our current liabilities from December 31, 2008 to September 30, 2009 is due to payments on our debt financing and reduced accounts payables.
Members’ Equity
The change in the members’ equity was due to an increase in the accumulated deficit from $6,609,960 to $8,730,123 as a result of our net loss.
Plan of Operations for the Next 12 Months
Plant Operations
As of the date of this report, we have the outstanding sales contracts for biodiesel described in Part II, Item 5 “Other Information.” In an effort to increase profit margins and reduce losses, we plan to continue producing our biodiesel primarily from refined animal fat to the extent feasible because of its lower price as compared to soybean oil. For the remainder of 2009, and continuing into 2010, we also anticipate that we will continue to operate substantially below our capacity. Management is directing its efforts towards increasing production and operating efficiencies while maintaining or decreasing operating costs. The price of inputs combined with lower prices for our biodiesel, however, may make it difficult or impossible to satisfy these objectives.
Operating Budget and Financing of Plant Operations
We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We intend to rely on cash flow from continuing operations to fund our operations during the next twelve months. Additionally, in September 2009, we received notification of a fund award from the United States Department of Agriculture under the Advanced Biofuel Producers Program; however there is currently uncertainty of the allocation of the funding, so we are unsure of the amount that we may receive under this program. We anticipate that we will continue to seek tolling services agreements. Additionally, we may seek third parties to procure feedstock for us in exchange for a fee, similar to the transaction described in Part II, Item 5 Other Information. We anticipate that we will need to seek debt and/or equity financing if cash flow from our ongoing operations and from incentive funds is insufficient to continue operations. However, the economic crisis has contributed to a generally unfavorable credit environment. If we cannot purchase the feedstock required to operate the biodiesel plant at a price which would allow us to operate profitably, or if we cannot secure tolling services agreements that allow us to operate the plant without paying for feedstock, and additional funds are unavailable, it may be necessary for us to continue to temporarily suspend production or to shut down our plant.

Pursuant to the MOSA, REG provides us with overall management, sales and marketing and feedstock procurement services. In exchange, we pay REG a management fee based upon the number of gallons of biodiesel produced. Additionally, we may be obligated to pay a yearly income bonus equal to a certain percentage of our net income if REG meets certain conditions. For the nine months ended September 30, 2009 and 2008 we have incurred management and operational fees, feedstock procurement fees and marketing fees under the MOSA of $253,493 and $658,869, respectively. The amount payable as of September 30, 2009 and December 31, 2008 was $35,484 and $241,545, respectively.
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
Liquidity and Capital Resources
Cash Flows
Cash Flow from Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2009 totaled $1,810,658, compared to net cash provided by operating activities for the nine months ended September 30, 2008 of $2,946,940. This was primarily the result of reduced margins from biodiesel.
Cash Flow from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2009 totaled $110,979, which was due primarily to an increase in restricted cash. For the nine months ended September 30, 2008 we received $103,817 in cash from investing activities due to a sales tax refund from construction in process.
Cash Flow from Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2009 totaled $2,421,140 due to payments on our long-term borrowings. For the nine months ended September 30, 2008 we used $814,746 in financing activities, which represent our payments on long-term debt offset by proceeds from long-term debt in that period.
Sources of Funds
Equity Financing. We have used all of the proceeds from our equity offerings to fund the construction and start-up of our plant and for our ongoing operations. Our board of directors continues to evaluate alternatives for raising capital.
Debt Financing. In October 2006, we closed on our term loan with Marshall Bankfirst (“Bankfirst”). The requirements of our term loan are more specifically described in the loan documents we executed with Bankfirst. The loan term is seventy-four months, which consists of a construction phase and a term phase. The construction phase ended March 1, 2008, and the term phase commenced thereafter. On March 1, 2008, we selected the variable rate option for the loan of 0.25% over the prime rate (3.50% at September 30, 2009). Monthly payments under the term phase are $339,484 including interest at a variable rate. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due and payable in full on January 1, 2013. As of September 30, 2009, the outstanding balance on our term loan was $25,412,499. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender.

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
In July 2009, state banking regulators shut down BankFirst, and named the FDIC as its receiver. The FDIC advised us to continue to make our payments as usual. Moreover, the FDIC indicated that the closure of BankFirst would not alter the terms of our loan. We have received notice that Beal Bank Nevada is our new lender. Pursuant to discussions with them, Beal Bank Nevada verbally agreed to accept a reduced November 2009 payment, and they have indicated that they might be willing to allow similar reductions in the future. However, there is no binding agreement for lower payments and no guarantee that we will be able to use a reduced payment plan or that Beal Bank Nevada will not exercise its remedies for our failure to comply with the terms of the loan agreement.
The term loan agreement imposes various covenants upon us which may restrict our operating flexibility. The term loan requires us to: maintain up to $125,000 in a capital improvements reserve fund that must be replenished as we use these funds for capital improvement expenditures; maintain certain financial ratios which may limit our operating flexibility; and obtain our lender’s permission before making any significant changes in our material contracts with third-party service providers. The term loan requires us to certify to our lender at intervals designated in the term loan that we are meeting the financial ratios required by the loan agreement.
We are not in compliance with certain of these restrictive covenants as of September 30, 2009, including the debt service ratio, fixed charge coverage ratio and current ratio, and it is projected that we will fail to comply with one or more loan covenants through the remainder of our 2009 fiscal year. We may fail to comply with additional covenants in the future. Failure to comply with such covenants constitutes a default under our loan agreements. While we continue to be in default, our lender is entitled to elect to take any one or more actions, including, without limitation, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage on our real estate and its security interest in our personal property securing our loans. Such actions would have a material adverse impact on our financial condition and results of operations and could result in the loss of the assets securing our loans and a permanent shutdown of our plant. In addition, our loan agreement contains an event of default if our lender reasonably deems itself insecure at any time.
While BankFirst did not elect to exercise its remedies under the loan agreements, our new lender may choose to accelerate our existing obligations. Moreover, although our new lender has not elected to exercise its remedies as of the date of this report, our lender may not continue to refrain from accelerating the principal and interest due under our loans or foreclosing on and taking possession of the collateral securing our loans. Our lender has not provided us a waiver of our failure to satisfy the covenants of otherwise agreed not to take action. As described below in the section entitled “Risk Factors,” our default has caused doubts about our ability to continue as a going concern.
Government Programs and Grants. We have entered into a loan agreement with the Iowa Department of Economic Development (IDED) for $400,000. This loan is part of the IDED’s Value Added Program and $100,000 of the loan is forgivable. As of September 30, 2009 we owe $255,000. The loan requires us to maintain production rates at our nameplate capacity and maintain certain employment levels. Effective September 17, 2009, IDED agreed to amend the requirements of our loan to extend the project completion date to May 31, 2011 and the project maintenance date to May 31, 2013. This means that beginning on the amended project completion date, we will be required to have 30 full time employees and maintain those positions through the project maintenance date. Any failure to satisfy these requirements constitutes a default, and may result in acceleration of the loan, as well as partial or full repayment of the forgivable portion if IDED exercises the remedies available to it.
On July 1, 2009 we received notification that the USDA has preliminarily approved our application for financial assistance. If finalized as proposed, the arrangement would allow us to secure a new $20 million loan from a third-party lender which we expect would be used to replace our existing debt financing, with a $10 million guarantee by the USDA. However, final approval and receipt of the funds is contingent upon a number of conditions, some of which are outside of our control. For example, we do not have an agreement with any third-party lender to lend us the funds we anticipate. As a result, it is possible that the USDA guarantee will not be finalized on the terms we currently anticipate, if at all, or if it is finalized, we may not be able to obtain third-party funding or satisfy the requirements for receipt of funds under the USDA guarantee.

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
At September 30, 2009, the Company had net derivative assets of $85,159 related to home heating oil swaps commodity contracts, with the related mark-to-market effects included in “Cost of Sales” in the statements operations. At December 31, 2008, the Company had no derivative instruments. For the nine months ended September 30, 2009, the Company recorded an increase to cost of sales of $242,691 related to derivative contracts.
There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are intended to produce long-term positive growth for the Company. As of the date of this report, we have the outstanding sales contracts for our biodiesel described in Part II, Item 5 “Other Information.”
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a term loan which bears a variable interest rate. Specifically, we have approximately $25,412,499 outstanding in variable rate debt as of September 30, 2009.
Distribution to Unit Holders
As of September 30, 2009, the board of directors of the Company had not declared any dividends.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
The Company is not required to include this information due to its status as a smaller reporting company.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In March 2009, we gave notice to REG that we intended to proceed with arbitration to resolve disputes arising under the MOSA. On or about June 10, 2009 we delivered our Statement of Claims to REG and the selected arbitrator alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, fraudulent misrepresentation, fraudulent non-disclosure, and negligent misrepresentation. On or about August 31, 2009, REG responded to these claims and also asserted counterclaims for breach of contract and unjust enrichment. As of the date of this report, we are in the discovery phase of the arbitration and continue to engage in discussions with REG regarding settlement of the matter. If not settled earlier, arbitration is scheduled to begin in March 2010.
Item 1A. Risk Factors
Risk factors are discussed in our annual report on Form 10-K. The risks described in our annual report are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our annual report and should be read in conjunction with the considerations set forth above in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors in our annual report.
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. As discussed in Note 11 to the accompanying financial statements, our non-compliance with one or more of the loan covenants contained in our financing agreements with our lender has raised doubts about our ability to continue as a going concern. We are not in compliance with certain of our restrictive covenants at September 30, 2009, including the debt service ratio, fixed charge coverage ratio and current ratio, and it is projected that we will fail to comply with one or more loan covenants through the remainder of our 2009 fiscal year. We may fail to comply with additional covenants in the future. Failure to comply with such covenants constitutes a default under our loan agreements. Additionally, our loan agreement contains an event of default if our lender reasonably deems itself insecure at any time. For so long as we continue to be in default, our lender is entitled to elect to take any one or more actions, including, without limitation, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage on our real estate and its security interest in our personal property securing our loans. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.

Additionally state regulators closed Bankfirst in July and appointed a receiver. We recently received notification of our new lender. While BankFirst did not elect to exercise its remedies under the loan agreements, our new lender may choose to accelerate our existing obligations which could greatly affect our ability to continue as a going concern.
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
An increase in animal fat prices could damage our profitability. Although animal fat prices are not currently as high as soybean oil prices, animal fat prices have nonetheless increased well above their historical average. The prices for animal fats tend to move in relation to the price of other feedstocks such as soybean oil. Accordingly, as soybean oil prices increase, animal fat prices will also likely increase and adversely affect our profit margins. Additionally, animal fat prices could increase if animal fat-based biodiesel is determined to meet the RFS requirement and say oil-based biodiesel is not. An increase in animal fat prices could also narrow the margin between procurement and processing fees, thereby decreasing our profit margins should we continue to send animal fats off-site for treatment and processing.
We are highly dependent upon REG. We depend upon REG to manage our plant, procure our inputs and market our products pursuant to our MOSA. Additionally, we depend on REG’s assessment of the cost and feasibility of operating our plant, REG’s experience in the biodiesel industry and its knowledge regarding the operation of the plant. If our plant does not operate to the level anticipated by us in our business plan, we will also rely on REG to adequately address such deficiency.
Our reliance on REG may place us at a competitive disadvantage. REG has a number of potential conflicts of interest with us due to its ownership and management of competing biodiesel plants. We have given notice to REG that we intend to proceed with arbitration to resolve disputes that we have with REG under the MOSA. Additionally, REG has provided us with a notice of termination of the MOSA, which we anticipate will terminate on August 1, 2010. REG has proposed that the parties cooperate to negotiate a new contract on terms mutually beneficial to us and REG; however, it is possible that a new agreement will not be entered into between the parties. Should our relationship with REG terminate, significant costs and delays would likely result from the need to find other consultants or marketers or sources of feedstock, for any reason. Any loss of our relationship with REG or failure by REG to perform its obligations may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our business could fail and members could lose all or substantially all of their investment. Moreover, because of our substantial dependence upon REG, our business could fail if REG is unable to continue its business.

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
If implemented, the EPA’s recent preliminary findings could reduce demand for soy-based biodiesel and reduce our profitability. The EPA recently issued findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the RFS. The RFS requires that biodiesel reduce greenhouse gas emissions by 40 to 50% when compared to conventional biodiesel to count towards the RFS mandate. The EPA found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. These findings were open to comment through September 25, 2009. However, if it is determined that soy based biodiesel does not satisfy the RFS, demand for biodiesel made from soy oil will likely be reduced. The results could significantly harm our revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
As described in Part II, Item 2 “Liquidity and Capital Resources,” for the period covered by this report, we were in default of certain covenants contained in our loan agreement with our lender, which is now Beal Bank Nevada. Our failure to comply with these covenants constitutes an event of default under our agreement, entitling our lender to exercise any one or more of its remedies provided under the loan documents and applicable law, including, but not limited to, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosing on its mortgage and security interests in the collateral which secures our debt financing. Although Bankfirst, our prior lender, notified us of our default, it did not exercise its remedies. Moreover, as of the date of this report, Beal Bank Nevada has also chosen not to exercise its remedies. However, if we continue to be in default, our lender may not continue to forebear from exercising such additional remedies.
Item 4. Submission of Matters to Security Holders
None.
Item 5. Other Information
Following the period covered by this report, we agreed upon terms for the purchase of canola oil feedstock and sale of approximately 1,475,000 gallons of biodiesel produced using such feedstock. We have engaged Innovative Ag Services Co. (IAS) to provide financing for and to purchase the canola oil feedstock directly from Archer Daniels Midland Company (ADM). In exchange, we will pay IAS interest on the outstanding amount, as well as a fee per gallon of biodiesel produced with the feedstock. Moreover, IAS will have a security interest in our inventory of biodiesel and feedstock. ADM has agreed to purchase 1,475,000 gallons of biodiesel from us produced with the feedstock.
Jack Friedman, one of our directors and a member of our audit committee, is the Chief Executive Officer of IAS.

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

WESTERN DUBUQUE BIODIESEL, LLC
Date: November 16, 2009	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: November 16, 2009	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)