Form 10-K
period 2009-12-31
Western Dubuque Biodiesel, LLC
filed 2010-03-31
CIK 1396709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission file number 000-52617
WESTERN DUBUQUE BIODIESEL, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-3857933
(State of Organization)	(I.R.S. Employer Identification No.)

904 Jamesmeier Road, P.O. Box 82
Farley, Iowa	52046
(Address of principal executive offices)	(Zip Code)
(563) 744-3554
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
29,779
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 30, 2009, the end of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $23,568,000.
As of March 31, 2010, Western Dubuque Biodiesel, LLC had 29,779 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2009). This proxy statement is referred to in this report as the 2010 Proxy Statement.

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
In March 2009, we gave notice to REG that we were proceeding with arbitration in order to resolve certain disputes under the MOSA. On June 5, 2009, we received notice from REG that it was terminating the MOSA effective as of August 1, 2010. In November 2009, we reached a settlement with REG regarding our disputes under the MOSA. Further details regarding this settlement are described in the Section entitled “Item 3 — Legal Proceedings.” Despite settling our disputes with REG, the MOSA is scheduled to terminate on August 1, 2010.
On November 25, 2009, we entered into a First Amendment to the MOSA with REG. The amendment permits us to enter into a biodiesel production contract with a party other than REG. Additionally, the amendment modifies the monthly fee payable to REG under the MOSA for biodiesel produced until certain volume requirements are met. The amendment also modifies the services and production responsibilities for which each party is responsible, including rail car transport, depending upon whether or not the biodiesel is produced for REG or a third party. The amendment terminates along with the MOSA on August 1, 2010.
Our primary lender originally was Marshall BankFirst of Sioux Falls, South Dakota (BankFirst). However, in July 2009, state banking regulators shut down BankFirst and named the FDIC as its receiver. We received notice from the FDIC that Beal Bank Nevada is our new lender (Beal Bank). Beal Bank recently allowed us to make reduced payments on our term loan of $150,000 per month for six months beginning in November 2009. We have not entered into any formal agreement with Beal Bank regarding this arrangement. We anticipate paying our regular loan payments once this six month period expires.
During the fourth quarter of our 2009 fiscal year, we entered into an agreement with Archer Daniels Midland Company (ADM) to purchase canola oil as the feedstock to produce biodiesel. We also agreed to sell the biodiesel that was produced to ADM. We produced approximately 3,768,319 gallons of biodiesel pursuant to this agreement. We engaged Innovative Ag Services Co. (IAS) to provide financing for us to purchase canola oil feedstock from ADM. We agreed to pay IAS interest on the financing provided, as well as a fee per gallon of biodiesel produced with the feedstock. In exchange for this trade financing, we granted IAS a security interest in our biodiesel and feedstock inventory. Jack Friedman, one of our directors and a member of our audit committee, is the Chief Executive Officer of IAS. All of the biodiesel that ADM agreed to purchase from us was delivered prior to the end of our 2009 fiscal year.

As of December 31, 2009, the biodiesel mixture tax credits, including the excise tax credit and the income tax credit (collectively, the “biodiesel blenders’ credit”) expired. The biodiesel blenders’ credit provides an excise tax credit of $1.00 per gallon and an income tax credit of $1.00 per gallon for biodiesel mixtures. The two credits are coordinated so that a taxpayer cannot claim both credits for the same biodiesel. The biodiesel industry depends on the biodiesel blenders’ credit in order to make biodiesel cost competitive with petroleum based diesel, especially now when petroleum based diesel prices are lower. Legislation was recently passed by both the House and Senate which would reinstate the biodiesel blenders’ credit. However, the House and Senate bills must be reconciled and the final bill must be signed by President Obama before the tax credit will be reinstated. Further, the bills passed by the House and Senate only extend the biodiesel blenders’ credit until December 31, 2010. Since the biodiesel blenders’ credit expired, we have not been operating the biodiesel plant due to the loss of this important tax credit. We do not anticipate recommencing operations at the biodiesel plant unless and until the biodiesel blenders’ credit is reinstated.
Principal Products, Demand and Markets
The principal products we produce at our plant are biodiesel and crude glycerin. Our plant is designed with an annual capacity to process approximately 33,000,000 gallons of feedstock into approximately 30,000,000 gallons of biodiesel and 3,000,000 gallons of crude glycerin per year. In addition to soybean oil, our plant can process pre-treated animal fats into biodiesel. However, we do not have the ability to pre-treat crude animal fats. Therefore, we rely on third parties to pre-treat animal fats before we can use them in the biodiesel production process. Our primary source of pre-treatment is a biodiesel plant located in Newton, Iowa. We do not have any long-term arrangement with this biodiesel plant to pre-treat animal fats for us. This plant may refuse to pre-treat animal fats for us in the future which could negatively impact our operations and our ability to use animal fats as the feedstock to produce biodiesel and glycerin.
Biodiesel
According to the National Biodiesel Board, biodiesel is a high-lubricity, clean-burning alternative fuel produced from domestic, renewable resources. Biodiesel is primarily used in compression ignition (diesel) engines and may also be used as home heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed-quality fat and soapstock, a by-product of refining the incoming oil. Biodiesel can be used in neat (pure) form or blended with petroleum-based diesel.
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
Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, B20 biodiesel may be used in most standard diesel engines without requiring any engine modifications. Biodiesel demonstrates greater lubricating properties, referred to as lubricity, than petroleum-based diesel. This could lead to less long-term engine wear as biodiesel creates less friction in engine components than petroleum-based diesel. Biodiesel also demonstrates greater solvent properties. With higher percentage blends of biodiesel, this may cause breakdowns in certain rubber engine components such as seals. The solvent properties of biodiesel also can cause accumulated deposits from petroleum-based diesel in fuel systems to break down. This could lead to clogged fuel filters in the short-term, so fuel filters should be checked more frequently when first using biodiesel blends. These issues are less prevalent in blends that utilize lower concentrations of biodiesel.

General Demand for Biodiesel
Currently, there is little demand for biodiesel due to the fact that the biodiesel blenders’ credit expired. This makes biodiesel relatively expensive compared to petroleum based diesel. Management believes that some demand for biodiesel exists due to federal biodiesel use mandates under the Renewable Fuels Standard (RFS) as well as various state biodiesel use mandates. However, management believes that many fuel blenders are attempting to wait for the biodiesel blenders’ credit to be reinstated before they proceed with blending biodiesel.
We anticipate that the RFS2, described below under “Federal Biodiesel Supports,” may increase demand for biodiesel, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. According to the RFS, a combined total of 1.15 billion gallons of biomass-based diesel (which includes the biodiesel we produce) must be used in the United States during 2009 and 2010. The biomass-based diesel requirement for 2011 is 800 million gallons which increases to 1 billion gallons by 2012. The biomass-based diesel requirement for 2013 and beyond will be set in a future rulemaking by the EPA, but will not be less than 1 billion gallons per year. However, the RFS biodiesel mandate may not increase biodiesel demand enough to support biodiesel prices since current biodiesel production capacity significantly exceeds the 2012 biodiesel mandate. As a result, the biodiesel industry may continue to experience oversupply problems that negatively impacts the price of biodiesel.
The biodiesel industry is still relatively new, especially when compared to the ethanol industry. In 2009, the Renewable Fuels Association reported that a record of nearly 11 billion gallons of ethanol were produced in the United States. However, the biodiesel industry only produced an estimated 700 million gallons of biodiesel in 2008 (the last information available), constituting only a small part of the 60 billion gallon per year United States diesel fuel market and a fraction of the amount of 2009 ethanol production. Further, the National Biodiesel Board estimates that 2009 biodiesel production was less than 500 million gallons, a significant decrease from 2008. The National Biodiesel Board estimates that as of June 22, 2009 (the last information available), national biodiesel production capacity totaled approximately 2.69 billion gallons per year. This is significantly higher than the amount of biodiesel actually produced by the industry. As a result, some plants are currently closed and many do not operate at full capacity. In addition, the National Biodiesel Board estimates that production capacity could increase by approximately 428 million gallons if plants currently under construction or engaged in expansion begin production.
Management also believes that the current economic climate has had a negative impact on biodiesel prices. Since the start of the current global economic downturn, demand for energy has decreased which management believes negatively impacts the market price of biodiesel. Since biodiesel is typically sold in a blend with conventional diesel, any decrease in demand for diesel negatively impacts demand for biodiesel.
Several factors may lead to an increase in biodiesel demand. Biodiesel has received attention from consumers and policymakers in recent years because it is made from renewable sources and provides environmental benefits over petroleum-based diesel, including reduced emissions of carbon dioxide, carbon monoxide, particulate matter, and sulfur. In addition, a 2007 study by the United States Department of Energy (DOE) and the United States Department of Agriculture (USDA) found that biodiesel has a positive energy balance: for every 3.5 units of energy produced, only 1.0 unit of energy is consumed in the production process. Biodiesel mixes easily with diesel fuel at rates between 2% and 100%, and it improves the lubricity of petroleum-based diesel fuel at levels as low as 2%. The increased lubricity reduces the friction of petroleum-based diesel fuel and may result in longer equipment life and protection of fuel injectors. The Environmental Protection Agency (EPA) Ultra Low Sulfur Diesel Mandate seeks to reduce sulfur emissions through regulations that take effect over the next several years. Because low-sulfur diesel and ultra-low-sulfur diesel have lubricity problems, biodiesel may be an attractive alternative to satisfying the requirements of the mandate. However, EPA regulations are subject to change. If the mandate were to be cancelled or suspended, or if waiver of the mandate requirements were allowed, future biodiesel demand may be less than expected.
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
Wholesale Market / Biodiesel Marketers. The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase B100 from biodiesel production plants, mix it with petroleum diesel fuel according to specifications, and deliver a final product to retailers. There are few wholesale biodiesel marketers in the United States. Three examples are World Energy in Chelsea, Massachusetts; Eco-Energy, Inc. in Franklin, Tennessee; and REG, Inc. in Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. Under the MOSA, REG markets the biodiesel we produce at our plant. However, the MOSA is set to terminate in August 2010. We are evaluating our options with respect to marketing our biodiesel when the MOSA terminates. We anticipate that we will be able to secure a new biodiesel marketing agreement prior to the time when the MOSA terminates.
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
International Markets. REG may sell a portion of our biodiesel in international markets, particularly in Europe. We are unable, however, to track precisely where our biodiesel is delivered or how much of it is exported to Europe or other international markets as a result of the marketing arrangement we have with REG. The European Union has, as a result of its investigation into alleged unfair trade practices engaged in by the United States biodiesel industry, imposed tariffs and duties on biodiesel produced in the United States that is exported to Europe. This has significantly reduced REG’s ability to market our biodiesel in the European market at a profit. Further, other countries may be investigating the United States biodiesel industry and making similar claims regarding sales of biodiesel in those countries. We do not believe that the biodiesel we produce is sold in countries other than in Europe.
Government/Public Sector. The government has increased its use of biodiesel since the implementation of the Energy Policy Act of 1992, amended in 1998 (EPACT), which authorized federal, state and public agencies to use biodiesel to meet the alternative fuel vehicle requirements of EPACT. Although it is possible that individual biodiesel plants could sell directly to various government entities, it is unlikely our plant could successfully market our biodiesel through such channels. Government entities have very long sales cycles based on the intricacies of their decision making and budgetary processes.

The Effect of Cold Flow on Biodiesel Markets. Biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. The pour point for a fuel is the temperature at which the flow of the fuel stops. Therefore, a lower pour point temperature means the fuel is more flowable in colder temperatures. The pour point of 100% soy-based biodiesel is approximately 27ºF to 30ºF. The pour point for No. 2 petroleum diesel fuel, the non-biodiesel fuel currently used in machines, is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is approximately -25ºF. To provide biodiesel with an acceptable pour point in cold weather, we will need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. We expect that REG will sell our biodiesel throughout the nation. Demand for our biodiesel is generally lower in colder climates and during the colder months as a result of cold flow concerns.
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
We are not capable of refining the crude glycerin produced at our plant. Prices for refined glycerin are typically higher than prices for crude glycerin. In early January 2010, the Jacobsen Biodiesel Bulletin reported average refined glycerin prices of $0.30 to $0.32 cents per pound compared with an average of $0.06 to $0.07 cents per pound for crude glycerin. Relatively higher refined glycerin prices have prompted some of our competitors, such as Cargill Inc. (Cargill) and Archer Daniels Midland Co. (ADM) to expand their glycerin refining capacities. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
Additional uses for glycerin are being researched. Research has been underway to develop technology that converts glycerin into ethanol. Ethanol made from glycerin may be cheaper to produce than ethanol made from corn, as glycerin does not require the extensive pre-processing steps required for corn. Research has also been underway to develop methods of converting glycerin into propylene glycol, which is a compound used in a variety of industrial products, including paints, polyester resins, lubricants, antifreeze and cosmetics. More recently, researchers have commenced development of processes that would convert glycerin to chemicals such as butane, acetone, and acrolein, the latter being used as a base in acrylic acid. Accordingly, development of these technologies could increase the demand for glycerin. However, such technologies are still currently under development and such technologies many not become readily available or may not increase demand for glycerin.
Distribution of Principal Products
The services provided by REG under the MOSA include marketing all of our biodiesel and glycerin. Under the MOSA, REG provides market analysis of biodiesel supply and demand; market access to distribution channels developed by REG; analysis and audit of biodiesel customers, including creditworthiness; marketing specialists and sales representatives to attain and establish sales opportunities and relationships for our products; transportation and logistics for biodiesel shipments; and invoicing and accounts receivable management. Under the terms of the MOSA, REG takes title to our products when loaded for delivery FOB the plant and sells it under REG’s brand names. Our products can be delivered by truck or rail. Our property is on the Canadian National Railroad. We have established rail service directly to the plant in order to ship biodiesel to our customers.

Due to the fact that REG gave us notice that it was terminating the MOSA effective as of August 1, 2010, we are in the process of evaluating our options with respect to other companies that can provide the services that REG currently provides under the MOSA. We anticipate that we will be able to secure such additional service providers prior to the time when the MOSA terminates. However, we may not be able to enter into any such new arrangements. If we are not able to engage new service providers, we anticipate having difficulty producing and marketing biodiesel and glycerin. We do not believe that we would be able to perform all of the services that are currently provided by REG using our own employees, including marketing our products.
Sources and Availability of Raw Materials
Feedstock Costs and Supply
The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. Soybean oil is the most abundant feedstock available in the United States to produce biodiesel. Due to increases in soybean oil prices, biodiesel producers have started producing biodiesel and glycerin using feedstock other than soybean oil. Our plant is capable of producing biodiesel from refined animal fats and crude and refined vegetable oils. Corn oil and raw or crude animal fats must be refined prior to being processed at our plant. During our 2009 fiscal year, we used a significant amount of refined animal fats as the feedstock to produce biodiesel. We rely on a third party to provide us animal fat pre-treatment services because our biodiesel plant does not have the equipment necessary to pre-treat crude animal fats. We may not be able to continue to engage third parties to pre-treat our animal fats at acceptable prices which may preclude us from utilizing animal fats as the feedstock to produce biodiesel and glycerin at our plant. As a result, we have been, and will likely continue to be, susceptible to changes in the price of soybean oil. The ten-year average price for soybean oil is approximately $0.28 per pound. However, in June 2008, soybean oil reached a new high of $0.62 per pound. Soybean oil prices have since fallen, but remain volatile. The February 16, 2010 Oil Crops Outlook report prepared by the USDA states that the January 2010 average soybean oil price was $0.35 cents per pound. The charts below show U.S. soybean oil prices over the past ten years and for each month in the 2008-2009 marketing year:
Average U.S. Soybean Oil Prices for
the Past 10 Years

Marketing Year	Price (cents)
1998/99	19.90
1999/00	15.60
2000/01	14.15
2001/02	16.46
2002/03	22.04
2003/04	29.97
2004/05	23.01
2005/06	23.41
2006/07	31.02
2007/08	52.03
2008/09	32.16
2009-10(1)	33.5-36.5	(1)
Average U.S. Soybean Oil Prices
for 2008-2009 Marketing Year

Month	Price (cents)
November	31.55
December	29.30
January	32.16
February	28.93
March	28.23
April	32.76
May	36.06
June	35.66
July	31.08
August	33.69
September	30.96
October	33.15
November	36.59
December	36.81
January(1)	34.88	(1)
Data provided by USDA, Oil Crops Outlook Report, February 16, 2010.
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

Animal Fats and Other Alternative Feedstocks
Due to the volatility of soybean oil prices, we also use alternative forms of feedstock, including animal fat. However, prices for these alternative feedstocks have tended to correlate with the cost of soybean oil. Like soybean oil prices, animal fat prices peaked in 2008 and declined thereafter as domestic and global economic conditions worsened. Nonetheless, animal fat prices remain volatile. The USDA February 16, 2010 Oil Crops Outlook report provides that the average January 2010 prices for lard and edible tallow were 28.60 and 29.48 cents per pound, respectively. The USDA predicted lard and edible tallow prices could increase slightly for 2009/2010, ranging from 26.5 to 29.5 cents per pound for lard and 27.5 to 30.5 cents per pound for edible tallow. Increases in animal fat prices would have a negative impact on revenues generated from ordinary production of animal fat-based biodiesel.
The charts below show average United States lard and edible tallow prices over the past ten years and for each month in the 2008/2009 marketing year:
Average Lard & Edible Tallow Prices for Past Ten
Years

Marketing Year	Lard (cents)		Edible Tallow (cents)
1998/99	14.66		15.14
1999/00	13.64		13.21
2000/01	14.61		13.43
2001/02	13.55		13.87
2002/03	18.13		17.80
2003/04	26.13		22.37
2004/05	21.80		18.48
2005/06	21.74		18.16
2006/07	28.43		27.32
2007/08	40.85		41.68
2008/09	26.72		25.47
2009/10(1)	26.5-29.5	(1)	27.5-305	(1)
Average Lard & Edible Tallow Prices for
2008-2009 Marketing Year

Month	Lard (cents)		Edible Tallow (cents)
November	26.40		18.13
December	20.00		17.50
January	25.36		23.36
February	20.31		21.40
March	19.49		19.42
April	23.36		23.77
May	29.00		28.92
June	30.06		30.14
July	27.63		27.64
August	32.20		34.14
September	29.73		34.21
October	25.75		27.63
November	30.07		29.65
December	28.75		29.99
January(1)	28.6	(1)	29.48	(1)

(1)	Preliminary Prices
Data provided by USDA, Oil Crops Outlook Report, February 16, 2010
We are currently exploring the possibility of acquiring technology for or otherwise obtaining other feedstocks for the biodiesel production process. However, we do not anticipate being able to secure the capital necessary to install additional feedstock pre-treatment capabilities in the near future due to unfavorable conditions in the biodiesel industry and tight credit markets.
Feedstock Procurement
In order to produce 30,000,000 gallons of biodiesel, we require 33,000,000 gallons of feedstock. However, in recent years we have been operating the biodiesel plant at reduced capacities due to unfavorable conditions in the biodiesel industry. Further, due to the expiration of the biodiesel blenders’ tax credit, we have ceased operations at the biodiesel plant and do not anticipate restarting operations until this tax credit has been reinstated. However, should we restart operations, we will need to secure feedstock to produce biodiesel. Currently, REG is responsible for procuring all of our feedstock to operate the biodiesel plant pursuant to the terms of the MOSA. Additionally, the MOSA requires REG to provide analysis and audit of feedstock suppliers, purchase feedstock meeting specifications and in adequate quantities to fill the production schedule of the facility, negotiate for discounts, and provide transportation, logistics, and scheduling of feedstock deliveries. The inability of REG to obtain adequate feedstock for our facility at prices that allow us to operate profitably could have a significant negative impact on our ability to produce biodiesel and generate revenues. When the MOSA terminates in August 2010, we anticipate entering into a new agreement with REG or another company that can assist us in purchasing the feedstock we require to continue to operate the biodiesel plant. We may not be able to engage such a service provider. If we do engage another feedstock procurement service provider, the terms of our agreement may be less favorable than our current agreement with REG.

Pretreatment Costs
Crude soybean oil needs to be pretreated before being processed into biodiesel. Pretreatment takes crude soybean oil and removes the impurities and prepares the feedstock to go through the biodiesel production process. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock. For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB oil and crude soybean oil is ordinarily 5 cents per pound.
Recently we have been engaging a biodiesel plant located in Newton, Iowa to assist us in pre-treating crude animal fats so we can use them to produce biodiesel in our plant. The additional cost associated with these pre-treatment services was approximately 3.5 cents per gallon during our 2009 fiscal year. We do not anticipate that we will secure the necessary equipment to pre-treat animal fats at our plant in the foreseeable future and we anticipate continuing to be dependent on third parties to pre-treat crude animal fats for us if we choose to use those feedstocks in the biodiesel production process.
Methanol Costs and Supply
The production of biodiesel at our plant also requires methanol. Chile is one of the world’s largest producers of methanol. However, Argentina, which supplies Chile with much of its natural gas, has periodically suspended natural gas exports to Chile in cold weather months and has raised taxes on its energy exports. Because natural gas is used in the production of methanol, a decreased supply of natural gas in Argentina has periodically led to a decrease in the supply of methanol and has resulted in corresponding increases to its price. We have not yet experienced any difficulties in obtaining adequate supplies of methanol, however, any inability to acquire sufficient amounts of methanol, or high methanol prices, could reduce our ability to produce biodiesel and operate profitably.
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

Natural Gas. We entered into an agreement with Constellation Energy, Inc. to provide all of the natural gas we require at the biodiesel plant. The term of the agreement is two years commencing on June 1, 2007. The term of the agreement automatically renews for successive one month periods following the initial term unless either party gives thirty days written notice. This agreement has continued pursuant to this month-to-month renewal. Constellation Energy delivers our natural gas to the city of Farley. We have a separate agreement with Black Hills Energy, who delivers the natural gas to our biodiesel plant. Our agreement with Black Hills Energy has a five year term commencing on the date when Black Hills Energy commenced delivering natural gas to our project site.
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
Since REG gave us notice that it was terminating the MOSA effective as of August 1, 2010, we are in the process of evaluating our options with respect to securing alternative biodiesel and glycerin marketing arrangements. We anticipate that we will be able to enter into new marketing agreements with REG or an alternative service provider for our biodiesel and glycerin prior to the time when the MOSA terminates. We anticipate continuing to rely on third party marketers to sell all of our biodiesel and glycerin and we do not anticipate marketing any of our products without a third party marketer. A failure by any biodiesel or glycerin marketer could significantly and negatively impact our revenues and our ability to profitably operate the biodiesel plant.
New Products and Services
We have not introduced any new products or services during the fiscal year ended December 31, 2009.
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

Federal Biodiesel Supports
The biodiesel industry is dependent on economic incentives to produce biodiesel, including federal biodiesel supports. The Energy Policy Act of 2005, the Energy Independence and Security Act of 2007 (EISA) and the American Jobs Creation Act have established the groundwork for biodiesel market development. The recent expiration of the federal biodiesel blenders’ credit has essentially halted biodiesel production in the United States. Management anticipates that we will not restart biodiesel production until the biodiesel blenders’ credit is reinstated. While management believes that the biodiesel use mandates under the RFS and certain state mandates may lead to some biodiesel production, we anticipate that the levels of production will be less than the amount of biodiesel production that would occur with the biodiesel blenders’ credit.
Biodiesel Tax Credits
The American Jobs Creation Act of 2004 originally created the biodiesel mixture tax credits, including the excise tax credit and the income tax credit (collectively, the “biodiesel blenders’ credit). That legislation, as amended, provides an excise tax credit of $1.00 per gallon and an income tax credit of $1.00 per gallon for biodiesel mixtures. The two credits are coordinated so that a taxpayer cannot claim both credits for the same biodiesel. The biodiesel blenders’ credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the biodiesel blenders’ credit is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The American Jobs Creation Act also streamlined the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel blenders’ credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The biodiesel blenders’ credit expired on December 31, 2009. On December 9, 2009, the U.S. House of Representatives passed an extension of the biodiesel blenders’ credit. That legislation would extend the biodiesel blenders’ credit for one-year, through December 31, 2010. It would also make the extension retroactive to cover sales of biodiesel that occur after December 31, 2009. The Senate included an identical extension in legislation that it passed on March 10, 2010, but the Senate legislation must now be reconciled with the version passed by the House. It remains unclear if and when this reconciliation process will occur. The loss of the biodiesel blenders’ credit decreases our revenue and has a significant negative impact on our ability to generate a profit.
Renewable Fuel Standard
The Energy Policy Act of 2005 created the RFS which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The EISA expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The EISA included a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, the regulatory structure of the original RFS program did not provide a mechanism for implementing the EISA requirement for the use of biomass-based diesel. On February 3, 2010, the EPA issued new regulations, commonly referred to as RFS2, which implement some of the provisions of the EISA, including the biodiesel use requirement. According to RFS2, a combined total of 1.15 billion gallons of biomass-based diesel (which includes the biodiesel we produce) must be used in the United States during 2009 and 2010. The reason for the combined use amount in 2009 and 2010 was to make up for the fact that the previous regulations did not allow for the use of biomass-based diesel during 2009 as required by the EISA. The biomass-based diesel requirement for 2011 is 800 million gallons which increases to 1 billion gallons by 2012. The biomass-based diesel requirement for 2013 and beyond will be set by a future rulemaking by the EPA, but will not be less than 1 billion gallons per year.
RFS2 also provided that biodiesel made from soybean oil, waste oils, fats and greases complies with the requirements for biomass-based diesel. There was some concern during the EPA rulemaking process that soy-based biodiesel would not meet the requirements to be considered a biomass-based diesel. This was based on portions of RFS2 that look at the total reductions in green house gases of different fuels compared to petroleum based fuels. However, the EPA revised some of its models prior to implementing RFS2 which allowed soy-based biodiesel to meet the biomass-based diesel standard.

We anticipate that the RFS2 may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, current biodiesel production capacity significantly outstrips the minimum biomass-based diesel requirements for 2010 and beyond. As of June 22, 2009, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.69 billion gallons per year. This significantly exceeds the 1 billion gallons of biomass-based diesel mandated by EISA for 2012. Further, while RFS2 indicates that future rulemakings may increase the mandated amount of biomass-based diesel in future years, this may not occur. Accordingly, production of biodiesel and biomass-based diesel may continually outstrip any additional demand for biodiesel that might be created by this new law.
Other Federal Incentives
The Energy Policy Act of 2005 provides for a tax subsidy for small agri-biodiesel producers with total annual production capacities of 60 million gallons or less. The subsidy is applicable to the first 15 million gallons of biodiesel produced annually and is set to expire on December 31, 2010. The subsidy is equivalent to a 10 cent credit per gallon of biodiesel produced annually and the maximum annual subsidy per biodiesel producer is $1.5 million. This tax credit may foster additional growth and increase competition among biodiesel producers whose plant capacity does not exceed 60 million gallons per year. Because Western Dubuque Biodiesel is organized as a limited liability company, this credit passes through to our members and is used as a credit against their federal income tax liability, subject to various limitations. However, the small agri-biodiesel producer’s incentive may not be renewed past its December 31, 2010 expiration.
The Farm, Nutrition, and Bioenergy Act of 2008 (2008 Farm Bill) reauthorized the Commodity Credit Corporation (CCC) Bioenergy Program. The program provides $300 million in mandatory funding over the 5 year duration of the Farm Bill to biodiesel producers. The Farm Bill also authorizes an additional $25 million in funding each year from fiscal year 2009 through 2012, if Congress provides the additional funding during the course of its annual appropriations process. The CCC Bioenergy Program creates two classes of producers for purposes of payments under the program. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. We received approximately $254,000 from this program in December 2009.
State Legislation
Several states have recently passed mandates for the use of biodiesel. Iowa is in the process of considering a requirement that all diesel sold in the state contain at least 5% biodiesel. A bill was approved by the Iowa Senate in 2009. However, the Iowa House has not yet considered this bill and it may not be considered by the Iowa House. As a result, this bill may not become law. A biodiesel use mandate in Iowa could significantly increase demand for biodiesel in Iowa.
Other states that currently have operating biodiesel use mandates are Minnesota, Oregon, Washington and Pennsylvania. Many other states have other incentives in place that encourage the use of biodiesel and several states have passed biodiesel use mandates that are not yet in effect. However, Minnesota recently suspended its biodiesel use mandate during the winter months of 2010 as a result of certain cold flow problems that have been experienced. This could reduce demand for biodiesel in the Midwest.
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

Effect of Government Regulation
The biodiesel industry and our business depend upon continuation of the state and federal biodiesel supports discussed above. These incentives have supported a market for biodiesel that might disappear without the incentives. The elimination or reduction of such state and federal biodiesel supports would make it more costly for us to produce our biodiesel and would increase our net loss and negatively impact our future financial performance. As we have seen with the elimination of the biodiesel blenders’ credit, without these incentives, production of biodiesel in the United States decreases dramatically.
Additionally, environmental laws aimed at lowering fuel emissions may also promote biodiesel consumption. The Clean Air Act Amendments of 1990 required the EPA to regulate air emissions from a variety of sources. In a 2001 rule, the EPA provided for the decrease of emissions from vehicles using on-road diesel by requiring a reduction in the sulfur content of diesel fuel from 500 parts per million (ppm) to a significantly lower 15 ppm commencing in June 2006, and 10 ppm by 2011. Reducing the sulfur content of petroleum-based diesel leads to a decrease in lubricity of the fuel, which may adversely impact engines. However, biodiesel is able to supply lubricity, which makes biodiesel an attractive blending stock to satisfy the requirements.
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
Competition with Other Biodiesel Producers
We operate in a very competitive environment. We face competition for capital, labor, management, feedstock and other resources. Because biodiesel is a relatively uniform commodity, competition in the marketplace is predominately based on variables other than the product itself, such as price, consistent quality and, to a lesser extent, delivery service. Accordingly, the uniform nature of the product limits the competitive advantage that may be gained based upon unique or improved product features.
In 2008, approximately 700 million gallons of biodiesel were produced in the United States. Further, National Biodiesel Board estimates indicate that less than 500 million gallons of biodiesel were produced in the United States during 2009. However, management believes that very few if any biodiesel plants are currently operating as a result of the expiration of the biodiesel blenders’ credit. As of June 22, 2009, the National Biodiesel Board reported that there were 173 operational biodiesel plants in the United States with a total annual production capacity of 2.69 billion gallons. In addition, according to the National Biodiesel Board, there are 29 biodiesel plants under construction or in the process of expanding. Additional combined capacity of these plants under construction or expansion is estimated at 428 million gallons per year. Management believes that many of these biodiesel plants that are under construction or expansion may not complete construction due to unfavorable conditions in the biodiesel market. Biodiesel plants are currently operating in 45 states. We expect that additional biodiesel producers will enter the market if demand for biodiesel increases. We may not be able to compete successfully or such competition may reduce our ability to generate the profits necessary to operate our plant.
We must compete with other biodiesel producers not just in the sale of our biodiesel, but also in the acquisition of feedstock and other raw materials. A majority of plants, and many of the largest producers, utilize soybean oil as the feedstock to produce biodiesel. This may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly types of feedstock. For example, research is currently underway to develop technology to produce biodiesel from alternative feedstocks such as algae. Furthermore, producers may increasingly design their plants with the capability to use multiple feedstocks. Nonetheless, we expect that increased biodiesel production will likely continue to increase the demand and cost of soybean oil. This will make it more expensive for us to produce our biodiesel from soybean oil and will reduce our profit margins from soybean oil based biodiesel. This is because there is little or no correlation between the cost of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers.

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
Some of our competitors have greater resources than we currently have or will have in the future. We compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of the largest plants with which we compete include the 180 million gallon per year RBF Port Neches multi feedstock plant in Port Neches, Texas; 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington; the 100 million gallon per year Biodiesel of Las Vegas multi feedstock plant in Las Vegas, Nevada; the 90 million gallon per year Green Earth Fuels of Houston multi feedstock plant in Galena Park, Texas; and the 85 million gallon per year ADM canola-based plant in Velva, North Dakota.
Furthermore, we must compete with REG, who currently manages our plant and markets our products. REG owns a plant located in Ralston, Iowa which produces biodiesel primarily from feedstock produced at its soybean crushing facility and has an annual production capacity of 12 million gallons. In July 2008, REG acquired and now operates a plant in Seabrook, Texas with a 35 million gallon annual production capacity. In addition, in March 2010, REG completed the acquisition of the assets of Central Iowa Energy, LLC, a 30 million gallon per year biodiesel facility, and Blackhawk Biofuels, LLC, a 45 million gallon per year biodiesel facility. REG also has plans to build two biodiesel plants, though construction of both is currently suspended. Accordingly, we are in direct competition with REG for the acquisition of inputs and the sale of our products. Our MOSA with REG does not prevent REG from providing biodiesel and glycerin marketing and sales services for our competitors.
Currently, there are thirteen active biodiesel plants in Iowa, including our plant, and at least two other companies have proposed new plants. However, because of current adverse economic conditions affecting the biodiesel industry and the expiration of the biodiesel blenders’ credit, management believes that none of these biodiesel plants are operating.
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

•
REG Newton, located in Newton, Iowa. This facility has capacity to produce 30 million gallons of biodiesel annually and utilizes both vegetable oil and animal fats as its feedstock. This biodiesel plant was constructed by REG and is currently owned and managed by REG. This facility was previously Central Iowa Energy, LLC, however, CIE recently approved a sale of substantially all of its assets to REG.

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

•
Freedom Fuels, LLC, located near Mason City, Iowa. The facility has the capacity to produce 30 million gallons of biodiesel per year but has filed for Chapter 11 Bankruptcy protection which was converted to a Chapter 7 Bankruptcy. Soy Energy, LLC, of Marcus, Iowa, has entered into an agreement to purchase the assets of Freedom Fuels, LLC.

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
•
East Fork Biodiesel, LLC, finished construction on its 60 million gallon per year plant in Algona, Iowa, giving it the capability of being the largest biodiesel producer in Iowa. However, this plant has never operated. This biodiesel plant was constructed by and is currently managed by REG and can only process refined soybean oil into biodiesel.

•	Maple River Energy, LLC completed construction of a 5 million gallon per year biodiesel facility in Galva, Iowa in May 2009. REG provides marketing services to Maple River Energy, LLC.
Soy Energy, LLC was constructing a 30 million gallon per year biodiesel plant in Marcus, Iowa, but has suspended plant construction at this time. Soy Energy, LLC is pursuing purchasing the assets of Freedom Fuels, LLC. In addition to the existing plants, multiple other companies have announced plans to construct biodiesel facilities in Iowa. None of these plants are currently under construction and a number have suspended additional development of their projects.
Competition from Other Fuel Sources and Additives
The biodiesel industry is in competition with the diesel fuel segment of the petroleum industry. Historically, biodiesel prices have correlated to the prices of petroleum-based diesel. The price of diesel reached record high prices in July 2008 of approximately $4.70 per gallon for No. 2 ultra low sulfur diesel, and fell significantly thereafter. Biodiesel prices similarly increased leading up to the July 2008 peak and fell significantly after that time. Biodiesel prices have been negatively impacted by the expiration of the biodiesel blenders’ credit which significantly increased the market price of biodiesel. This resulted in biodiesel being less competitive with petroleum based diesel. Management anticipates that the biodiesel blenders’ credit will be reinstated. However, if diesel prices do not increase or if a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, even if the biodiesel blenders’ credit is reinstated, which could result in our inability to profitably operate the biodiesel plant.
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
We also expect to compete with producers of other diesel additives made from raw materials other than soybean oil having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Some major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive.
Glycerin Competition
It is estimated that every million gallons of biodiesel produced adds approximately another one hundred thousand gallons of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated. As a result, glycerin prices dropped dramatically in 2006, with crude glycerin prices hovering around $0.02 per pound or less. Some plants were forced to give away glycerin, and according to the Jacobsen Publishing Company’s Biodiesel Bulletin, others paid $0.03 to $0.04 per pound to dispose of crude glycerin. However, following that time, there has been a steady, gradual increase in glycerin prices. Current crude glycerin prices are approximately $0.06 to $0.07 per pound. Excess glycerin production capacity may limit our ability to market our glycerin co-product, and we may even be forced to pay to dispose of our glycerin if prices decrease as they did in 2006. Low glycerin prices may also limit our ability to generate revenues through the sale of our co-product. This may negatively affect the profitability of our business. Additionally, some of our competitors, such as Cargill and ADM, have expanded their glycerin refining capacities due to relatively higher prices for refined glycerin when compared to the price of crude glycerin. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.

Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and oversight by the EPA. We have obtained all of the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We also entered into an agreement with the City of Dubuque for the discharge of our wastewater into its wastewater disposal system. REG assisted us in obtaining all of our required permits and continues to provide us assistance in ongoing permitting issues. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. For the fiscal year ended 2009, we estimate that we have spent approximately $27,000 in complying with federal, state and local environmental laws. We estimate that we will spend approximately $27,000 in complying with federal, state, and local environmental laws during our 2010 fiscal year.
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
Employees
As of March 31, 2010, we have 10 full-time employees. We reduced our employment levels due to the fact that the biodiesel plant is not currently operating. In addition to our employees, our general manager, Tom Brooks, and operations manager, Mike Chandler, are employed by REG and placed at our facility pursuant to our MOSA.
ITEM 1A. RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operations.
Risks Related to Our Business
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. We are currently in violation of the financial covenants contained in our loan agreement with Beal Bank. Failure to comply with these loan covenants constitutes an event of default under our loan agreement which, at the election of Beal Bank, could result in the acceleration of the unpaid principal balance and accrued interest under the loan agreement. This would require us to immediately repay all amounts that are owed to Beal Bank. We do not anticipate having the funds to immediately repay Beal Bank if Beal Bank accelerates our loan. Further, REG has given us notice that it is terminating the MOSA as of August 1, 2010. In addition, as a result of the expiration of the biodiesel blenders’ credit, we have not been operating the biodiesel plant and we do not anticipate recommencing operations until the biodiesel blenders’ credit is reinstituted. These and other unfavorable operating conditions have created uncertainty regarding our ability to continue to operate as a going concern. If we are not able to continue to operate as a going concern, we may be forced to liquidate our assets. This could result in the loss of some or all of the value of our units.

We are currently in violation of the terms of our loan agreement with Beal Bank which could result in Beal Bank foreclosing on our biodiesel plant. We are currently in violation of the terms of our loan agreement with Beal Bank. Beal Bank has not yet exercised its rights under the loan agreement as a result of these violations. However, in the future Beal Bank may proceed with its rights under the loan agreement, which includes the right to demand immediate repayment of the entire outstanding principal and interest owed on our loan. If Beal Bank were to demand immediate repayment of its loan, we do not anticipate that we would be able to secure alternative financing in order to repay Beal Bank. This could result in Beal Bank foreclosing on all of our assets in order to satisfy our repayment obligations. If our assets are sold, there may not be sufficient funds to distribute any amount to our unit holders. This could result in the loss of all of the value of our units.
Doubts about our ability to continue as a going concern may make it difficult to obtain additional funds in the future. In the event that we need additional debt or equity financing to comply with our loan covenants or to otherwise fund our operations, our board of directors may attempt to sell additional units or obtain additional debt financing. However, the doubts relating to our ability to continue as a going concern may make it difficult or impossible to raise the necessary capital or obtain additional debt financing. Additionally, the global economic crisis has contributed to a generally unfavorable credit environment which has made securing additional capital difficult. If we are unable to raise any additional capital or procure additional funds deemed necessary by our board of directors, our business may fail and our members could lose some or all of their investment.
Liquidity issues could require us to cease operations. Due to the expiration of the biodiesel blenders’ credit, most biodiesel producers, including our company, are not currently operating. While management anticipates that the biodiesel blenders’ credit may be reinstated in the next several months, this may never occur. Without the biodiesel blenders’ credit, it may not be feasible to profitably operate the biodiesel plant. We are currently utilizing our cash reserves to maintain the plant using a smaller staff of employees than is typical when we are producing biodiesel and glycerin. While we are working to conserve as much cash as possible while the plant is idled, we are required to use cash to maintain the plant so that it can be restarted when conditions in the biodiesel industry are more favorable. While we anticipate that we will have sufficient cash to continue to maintain the plant through our 2010 fiscal year using this smaller staff, even if we do not recommence operations, we do not anticipate having sufficient cash through our 2011 fiscal year if we do not recommence operations. If we are unable to recommence operations, we may be forced to liquidate our assets which may result in the loss of some or all of the value of our units.
We could be forced to consider filing for bankruptcy protection in the event that economic conditions and our liquidity problems do not improve. Various biofuels companies across the country have filed for bankruptcy, which is likely due in part to the unfavorable economic climate and market conditions. We are currently experiencing liquidity problems due in large part to our lack of working capital and available credit, decreased biodiesel demand, and lack of biodiesel sale contracts. If our current liquidity problems persist and we are unable to generate sufficient revenues from the sale of our biodiesel or tolling arrangements, we may have to consider bankruptcy as an option to cope with our financial difficulties. This would reduce or eliminate the value of our units.
We experienced a net loss during our 2008 and 2009 fiscal years and may not operate profitably in the future. For our 2009 fiscal year, we experienced a net loss of approximately $2.3 million and for our 2008 fiscal year, we experienced a net loss of approximately $1.2 million. Management attributes these losses to unfavorable operating conditions in the biodiesel industry. Further, as a result of the expiration of the biodiesel blenders’ credit, we have not been operating the biodiesel plant during our 2010 fiscal year. Management anticipates that we may experience a net loss during our 2010 fiscal year as well. If we continue to experience unfavorable operating conditions in the biodiesel industry, including high raw material costs and biodiesel prices that are not sufficiently high to offset such high raw material costs, we may not be able to profitably operate the biodiesel plant. This may affect our ability to generate revenues and result in our failure which could decrease or eliminate the value of our units.

We have a limited operating history. We organized our company in 2005 and commenced production of biodiesel at our plant in August 2007. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in growing industries, such as the biodiesel industry, where supply and demand may change substantially in a short period of time. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside of our control. Our future financial performance may not improve. If we cannot successfully address these risks, our business, future results of operations and financial condition may be significantly and negatively affected.
Our business is not diversified. Our success depends on our ability to profitably operate our biodiesel plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our biodiesel plant and manufacture biodiesel and glycerin. Currently, our biodiesel plant is not operating and we do not anticipate operating the biodiesel plant unless and until the biodiesel blenders’ credit is reinstated. As a result, we are not currently generating any revenue. If we are not able to operate the biodiesel plant and generate revenue for a significant period of time, we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. In such an event, our members could lose some or all of their investment.
We have limited experience in the biodiesel industry, and our reliance on REG could damage our profitability. Most of our directors are experienced in business generally but have limited experience in operating a biodiesel plant or in governing and operating a public company. Additionally, our directors are presently engaged in business and other activities that impose substantial demands on their time and attention. We are therefore highly dependent upon REG to manage our plant, procure our inputs and market our products pursuant to our MOSA. However, the MOSA will terminate on August 1, 2010 and we are in the process of evaluating our options with respect to other providers of the services that REG currently provides. We currently depend on REG’s assessment of the cost and feasibility of operating our plant, REG’s experience in the biodiesel industry and its knowledge regarding the operation of the plant. If our plant does not operate to the level anticipated by us in our business plan, we also rely on REG to adequately address such deficiency. Any service providers that we may secure to provide the services that REG is currently providing may not be able to perform in the same manner as REG which could negatively impact our operations.
Our reliance on REG may place us at a competitive disadvantage in the biodiesel industry. REG has a number of potential conflicts of interest with us due to its ownership and management of competing biodiesel plants. Significant costs and delays may result from the need to find other consultants or marketers or sources of feedstock. Any loss of our relationship with REG or failure by REG to perform its obligations may reduce our ability to generate revenue and may significantly damage our competitive position in the biodiesel industry such that our business could fail and members could lose all or substantially all of their investment. Moreover, because of our substantial dependence upon REG, our business could fail if REG is unable to continue its business.
Risks Related to Operation of Our Plant and Biodiesel Production
Changes in the price and availability of our feedstock may hinder our ability to generate revenues and may result in plant shutdowns. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. The cost of feedstock represents approximately 70%-90% of our cost of production. Over the past several years, we have experienced significant increases in the prices of feedstock that can be used to produce biodiesel. At times, these higher feedstock prices have precluded us from profitably operating the biodiesel plant. Should we continue to experience feedstock prices that are relatively higher than the price of biodiesel, we may not be able to profitably operate the biodiesel plant for an extended period of time. This could decrease or eliminate our ability to operate the biodiesel plant which could reduce or eliminate the value of units.

We are unable to process crude animal fats, which may put us at a competitive disadvantage. A number of our competitors have pretreatment capabilities allowing them to process crude animal fats and have begun using animal fats as a feedstock to produce biodiesel instead of soybean oil, especially in the warmer months, in order to reduce costs. During our 2009 fiscal year, one of our primary sources of feedstock was animal fats. Our plant does not have crude animal fat pretreatment capabilities, which means that the only animal fats we are able to process at our plant are refined animal fats that have been pretreated by a third party. During our 2009 fiscal year, we used a biodiesel plant in Newton, Iowa to pretreat animal fats for us to use in the biodiesel production process. There was a cost associated with this pretreatment. We are exploring our options for installing animal fat pretreatment capabilities at our plant, however, due to current conditions in the credit markets, we do not believe we will be able to secure the necessary financing to install this equipment. If we are not able to continue to engage third parties to pre-treat animal fat for us to use in the biodiesel production process, or we are unable to secure such pretreatment services at reasonable rates, we may not be able to use animal fats which could harm our ability to operate the biodiesel plant profitably. If we are unable to profitably operate the biodiesel plant, it may result in a loss of some or all of the value of our units.
Declines in the prices of biodiesel and glycerin will have a significant negative impact on our financial performance. Our revenues are greatly affected by the price at which we can sell our biodiesel and glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include overall supply and demand, level of government support, and the availability and price of competing products, such as diesel fuel. Any lowering of biodiesel prices may negatively impact our ability to generate profits which could decrease or eliminate the value of our units.
Technological advances could cause our plant to become uncompetitive or obsolete. It is possible that technological advances in the production of biodiesel could make our biodiesel plant uncompetitive or obsolete. The plant is a single-purpose facility and has no use other than the production of biodiesel and associated products. Much of the cost of the plant is attributable to the cost of production technology which may be impractical or impossible to update. If we are unable to adopt or incorporate technological advances, our biodiesel production methods could be less efficient than those of our competitors. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production process remains competitive. Alternatively, we may be required to seek third-party licenses, which may be unavailable and/or could result in significant expenditures. We may not be able to secure the necessary financing to implement any such technological advances. If our plant becomes less efficient or obsolete as a result of any technological advancements, it may result in the loss of some or all of the value of our units.
We may engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on various feedstocks in the biodiesel production process as well as the market price of biodiesel. We may seek to minimize the risks from fluctuations in the prices of our feedstock and the price of biodiesel through the use of hedging instruments or we may choose not to engage in hedging transactions. REG provides hedging services to us pursuant to our MOSA. However, the MOSA terminates on August 1, 2010 and we may not be able to replace the services currently provided by REG. Our hedging activities may not be effective in reducing the risk caused by price fluctuation in our feedstock prices and the price of biodiesel. This may leave us vulnerable to high feedstock prices and low biodiesel prices. Our financial performance may be significantly affected by the impact that our hedging transactions have on the costs of our raw materials and the selling price of our biodiesel.
The European Commission has imposed definitive anti-dumping and countervailing duties on biodiesel imported into Europe, which may negatively impact biodiesel demand and our revenues. In March 2009, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the United States. These tariffs have reduced European demand for biodiesel produced in the United States. In July 2009, the European Commission decided to extend these tariffs beyond their July 2009 expiration until 2014. These duties significantly increase the price at which United States biodiesel producers may be able to sell biodiesel in European markets, making it difficult or impossible to compete with European biodiesel producers and thereby increasing the supply and reducing overall demand for biodiesel produced in the United States. Accordingly, these duties on United States biodiesel imported into Europe could significantly harm our financial performance. This could reduce or eliminate the value of our units.
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

Asian soybean rust and other plant diseases may decrease our ability to obtain a sufficient feedstock supply. Our feedstock supply is highly dependent upon the availability and price of soybeans. Asian soybean rust is a plant fungus that attacks certain plants including soybean plants. Asian soybean rust is abundant in certain areas of South America, and is present in the United States. Left untreated, it can reduce soybean harvests by as much as 80%. Although it can be killed with chemicals, the treatment increases production costs for farmers by approximately 20%. Increases in production costs and reduced soybean supplies could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to our plant. Such cost increases would increase the cost of producing our biodiesel and increase our loss from operations. This could reduce or eliminate the value of our units.
Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel. In colder temperatures, lower biodiesel blends are recommended to avoid fuel system plugging. This may cause the demand for our biodiesel in northern markets to diminish during the colder months. The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, fuel may need to be stored in a heated building or heated storage tanks. This may result in a decrease in demand for our product in colder climates due to increased storage costs and could reduce or eliminate the value of our units.
Risks Related to the Biodiesel Industry
If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition. Based upon estimates by the National Biodiesel Board, the estimated annual production capacity of existing biodiesel plants and plants currently under construction far exceeds the current estimated annual consumption of biodiesel. If biodiesel demand does not grow to meet the available supply, excess production capacity will continue to drive biodiesel prices lower. Continued expansion of the biodiesel industry may also lead to increased competition for inputs, which means we may be unable to acquire the inputs that we need and/or may be unable to acquire them at prices that allow us to profitably operate the biodiesel plant. Increased expenses and decreased sales prices for biodiesel will result in decreased revenues and increased losses which will negatively impact the value of our units.
Excess production of glycerin may cause the price of glycerin to decline, thereby adversely affecting our ability to generate revenue from the sale of glycerin. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in the price of glycerin. Any further excess glycerin production capacity may limit our ability to market our glycerin co-product, and even result in us paying for the disposal of glycerin, which would negatively impact our revenues and could decrease or eliminate the value of our units.
There may not be an adequate supply of feedstock to supply the demands of the biodiesel industry, which could threaten the viability of our plant. There are currently a large number of biodiesel manufacturing plants with the capacity to produce a significant amount of biodiesel. There may not be an adequate supply of feedstock to supply the demand of the biodiesel industry. Consequently, the price of feedstock may continue to rise to the point where it threatens the viability of our plant. This is because there is little or no correlation between the price of feedstock and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. If we experience a sustained period of high feedstock costs, such pricing may significantly decrease or eliminate our profit margins.
We compete with some larger, better financed entities which could impact our ability to operate profitably. Due to current overcapacity in the biodiesel industry, we face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs. Such plants will be capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, some of these plants may not face the same competition we do for inputs as the companies that own them are suppliers of such inputs. These larger biodiesel producers or companies that supply their own feedstock may have a competitive advantage over our biodiesel plant. This may result in these biodiesel producers being able to supply biodiesel to the market at times when it would be unprofitable for us to do so. Should sales of biodiesel recommence, these biodiesel producers may be able to restart operations and produce biodiesel at prices below what we can produce. In light of such competition, lower prices for biodiesel may result, which would adversely affect our ability to generate profits and adversely affect our financial obligations.

As the production of biodiesel increases there may not be an adequate supply of railroad tank cars or trucks to distribute the biodiesel produced by our plant. There may not be an adequate supply of rail tank cars or trucks to distribute the biodiesel which is produced. This problem has affected the agriculture industry for years and there have been reports of similar rail tank car shortages becoming a problem for the biodiesel industry. If there is an inadequate supply of rail cars, the costs of shipping our biodiesel may increase or we may not be able to ship biodiesel to our customers, which would result in reduced profitability.
Concerns about fuel quality and use may impact our ability to successfully market our biodiesel. Actual or perceived problems with quality control in the biodiesel industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel. In addition, studies have shown that nitrogen oxide emissions increase by 10% when pure biodiesel is used. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biodiesel industry. Moreover, some industry groups, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other engine parts. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product. An inability to successfully market our biodiesel will lead to decreased revenues and may adversely impact our ability to operate profitably or at all.
Competition from other sources of fuel and diesel fuel lubricity additives may decrease the demand for our biodiesel. Diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel, which makes it difficult for our biodiesel to compete. In addition, other more cost-efficient domestic fuels may be developed and displace biodiesel as an environmentally-friendly alternative. The EPA has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. The removal of sulfur from diesel fuel reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our biodiesel plant is expected to compete with producers of other diesel additives having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Due to such competition, it may be difficult to market our biodiesel, which could adversely affect our ability to generate revenues and reduce or eliminate the value of our units.
Risks Related to Regulation and Government Action
Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units. The biodiesel industry and our business are assisted by various federal biodiesel incentives such as the subsidy for small agri-biodiesel producers and the biodiesel blenders’ credit. The biodiesel blenders’ credit expired on December 31, 2009 and the subsidy for small producers is set to expire December 31, 2010. When the biodiesel blenders’ credit expired, it resulted in substantially all biodiesel producers in the United States ceasing operations. Management anticipates that we will not restart biodiesel production unless and until the biodiesel blenders’ credit is reinstated. Legislation was recently passed by both the House and Senate which would reinstate the biodiesel blenders’ credit. However, the House and Senate bills must be reconciled and the final bill must be signed by President Obama before the tax credit will be reinstated. However, the biodiesel blenders’ credit may never be reinstated, or if it is reinstated, it may be reinstated at a lower level. If the biodiesel blenders’ credit is not reinstated or is reinstated at a lower level, it may result in our failure which could result in the loss of some or all of the value of our units.
A change in environmental regulations or violations thereof could be expensive and increase our losses. We are subject to extensive air, water and other environmental regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with such regulations. The expense of compliance could be significant enough to increase our losses and negatively affect our financial condition.

Risks Related to Conflicts of Interest
We may have conflicts of interest with REG, which may cause difficulty in enforcing claims against REG. REG gave us notice that it was terminating the MOSA effective August 1, 2010. Until that time, we expect that one or more employees or associates of REG will continue to advise our directors and that REG will continue to be involved in substantially all material aspects of our operations. Further, we have issued REG 2,500 of our units as part of the payment for construction of our biodiesel plant. Once the MOSA terminates, REG will continue to be a large equity holder in the Company. As a result of REG’s involvements in our operations, our arrangements with REG may not be as favorable to us as they could have been if obtained from unaffiliated third parties. In addition, because of the extensive roles that REG has in the construction and operation of the plant, it may be difficult or impossible for us to enforce claims that we may have against REG. Such conflicts of interest may reduce our profitability and the value of our units.
REG and its affiliates may also have conflicts of interest because REG and its employees or agents are involved as owners, managers, creditors and in other capacities with other biodiesel plants in the United States. We cannot require REG to devote its full time or attention to our activities. As a result, REG may have conflicts of interest in allocating personnel, materials and other resources to our biodiesel plant which could negatively impact our operations.
We are in competition with REG, which could result in a conflict of interest and place us at a competitive disadvantage. In addition to the biodiesel plants that REG manages, REG operates its own biodiesel production facilities. This means that REG is in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with REG for employees. Competition with REG may negatively impact our operations and result in a reduction in the value of our units.
Risks Related to Tax Issues in a Limited Liability Company
We do not anticipate declaring distributions to members in the foreseeable future. We have incurred a net loss of approximately $2.3 million in our 2009 fiscal year and approximately $1.2 million in our 2008 fiscal year. As a result, we do not anticipate that our board of directors will declare distributions to our members in the foreseeable future. Accordingly, members will not likely receive distributions on their units and, in the event that members incur any tax liability as a result of their ownership of units in the company, members may be required to satisfy such liability with their personal funds.
If we are taxed as a corporation we would be subject to corporate level taxes which would decrease our net income and decrease the amount of cash available to distribute to our members. We expect that our company will continue to be taxed as a partnership. This means that our company does not pay any entity-level taxes. Instead, the members are allocated any income generated by our company based on the member’s ownership interest, and would pay taxes on the member’s share of our income. If we are not taxed as a partnership and we generated taxable income, our company would be liable for corporate level taxes which would decrease our net income and the cash we have to distribute to our members.
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
All of our tangible and intangible property, real and personal, serves as the collateral for our debt financing with Beal Bank Nevada (Beal Bank). Money borrowed under the Iowa Department of Economic Development loan is also secured by substantially all of the company’s assets, but is subordinate to Beal Bank’s lien.
ITEM 3. LEGAL PROCEEDINGS.
In March 2009, we gave notice to REG that we intended to proceed with arbitration to resolve disputes arising under the MOSA. On or about June 10, 2009, we delivered our Statement of Claims to REG and the selected arbitrator alleging breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, fraudulent misrepresentation, fraudulent non-disclosure, and negligent misrepresentation. We conducted discovery and discussions with REG regarding a settlement of the matter. In November 2009, we entered into a settlement agreement with REG and the previously scheduled arbitration was terminated. This settlement agreement included the amendment to the MOSA that was executed in November 2009.
ITEM 4. (REMOVED AND RESERVED).
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
We have created a private qualified online matching service in order to facilitate trading of our units. Our qualified matching service has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service” as well as state and federal securities laws. There are detailed timelines that must be followed under the qualified matching service rules and procedures with respect to offers and sales of membership units. All transactions must comply with the qualified matching service rules, our operating agreement, and are subject to approval by our board of directors. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer in an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our amended and restated operating agreement, and the issuance of new certificates. To date, there have been no actual unit transactions that were completed by our unit holders using the qualified matching service.

Unit Holders
As of March 31, 2010, we had 580 unit holders of record and 29,779 units issued and outstanding.
Distributions
Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, subject to the covenants contained in our debt financing agreements with our lender. Our amended and restated operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. However, our loan agreement with our lender restricts our ability to distribute earnings to our members, even for tax purposes.
We did not declare or pay any distributions during fiscal year ended December 31, 2009 and, based on current market conditions and production levels, we do not anticipate that we will be able to make any distributions during our 2010 fiscal year.
Equity Compensation Plans
We do not have any equity compensation plans under which equity securities of Western Dubuque Biodiesel are authorized for issuance.
Sale of Unregistered Securities
We did not sell any units during our 2009 fiscal year.
Repurchases of Equity Securities
Neither the Company nor anyone acting on the Company’s behalf has repurchased any of the Company’s outstanding units during the period covered by this report.
ITEM 6. SELECTED FINANCIAL DATA.
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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statements Regarding Forward Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	The failure of the federal government to reinstate the $1.00 per gallon biodiesel blenders tax credit, or any significant decrease in the amount of this credit;

•	Our inability to secure alternative service providers starting in August 2010 when our Management and Operational Services Agreement with REG terminates;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Continued higher than average prices of vegetable oils, particularly soybean oil and/or increases in the prices of other feedstock;
•	Decreased availability of soybean oil or other feedstock for any reason, including reduced soybean production;
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

Overview
We incurred a net loss of $2,335,532 for our 2009 fiscal year and a net loss of $1,248,532 for our 2008 fiscal year. As of the date of this report, we have no outstanding biodiesel or glycerin sales contracts or tolling services agreements. We do not anticipate producing biodiesel unless and until the federal biodiesel blenders tax credit is reinstated. As a result, we have ceased operations at the biodiesel plant. We have laid off the majority of our employees except for those that are necessary to maintain the plant so that we can quickly restart operations if the federal biodiesel blenders’ tax credit is reinstated and sales of biodiesel recommence. While management anticipates that the biodiesel blenders’ tax credit will be reinstated within the next several months, this important federal tax incentive may never be reinstated.
We are currently out of compliance with all of our loan covenants with Beal Bank and we anticipate that we will be out of compliance with all of our loan covenants during our 2010 fiscal year.
Plant Operations
Production Rate
During our 2009 fiscal year, we operated at approximately 27% of our total capacity and we produced approximately 8.2 million gallons of biodiesel. Of the total biodiesel we produced during our 2009 fiscal year, approximately 1.3 million gallons of biodiesel were produced pursuant to tolling services agreements we had with REG. In addition to the tolling services agreements, we produced approximately 6.9 million gallons of biodiesel using feedstock we purchased, including the biodiesel we produced and sold to ADM. Of the biodiesel we produced using feedstock that we purchased, approximately 53.8% was produced using canola oil, approximately 41.6% was produced using edible tallow and approximately 4.6% was produced using soybean oil. The following chart shows the total number of gallons of biodiesel we produced each month, including biodiesel we produced pursuant to tolling services agreements, during our 2009 fiscal year. Following the period covered by this report, we have not produced any biodiesel or glycerin at the plant.

Month (2009)	Biodiesel (Gallons)
January	1,107,895
February	146,575
March	50,854
April	667,496
May	807,341
June	425,988
July	481,090
August	137,464
September	622,528
October	0
November	1,234,546
December	2,485,071

Total	8,166,850

MOSA
Pursuant to the MOSA, REG provides for the overall management of our plant, places a general manager and an operations manager at our plant, acquires feedstock and basic chemicals necessary for the operation of the plant and performs the administrative, sales and marketing functions for the plant. The sales and marketing functions include marketing all of our biodiesel and glycerin. In June 2009, REG gave us notice that it was terminating the MOSA effective August 1, 2010. We are currently exploring all of our options with respect to replacing the services provided by REG. This includes exploring arrangements with other biodiesel and glycerin marketers. We are also involved in discussions with REG to enter into a new agreement to continue to provide the services that they are currently providing. Management is committed to exploring all of its options and seeking agreements which are most beneficial to us.

Under the terms of the MOSA, REG takes title to the biodiesel we produce when loaded for delivery FOB the plant and sells the biodiesel under REG’s brand names. We currently pay REG a monthly fee for these services based on the gallons of biodiesel produced. In addition, our agreement with REG provides for the payment of a yearly bonus based on the profitability of the plant of 2% of our net income between $1 and $2 million, 4% of our net income between $2 and $3 million, and 6% of our net income in excess of $3 million. The yearly bonus is capped at $1,000,000. Pursuant to the MOSA, for the periods ending December 31, 2009 and 2008, we have incurred management and operational fees, feedstock procurement fees and marketing fees of $283,250, and $1,040,146 respectively. The amount payable to REG as of December 31, 2009 was $29,757.
On November 25, 2009, we entered into a First Amendment to the MOSA with REG. The amendment permits us to enter into a biodiesel production contract with a party other than REG. Additionally, the amendment modifies the monthly fee payable to REG under the MOSA for biodiesel produced until certain volume requirements are met. The amendment also modifies the services and production responsibilities for which each party is responsible, including rail car transport, depending on whether or not the biodiesel is produced for REG or a third party. The amendment terminates along with the MOSA on August 1, 2010.
Results of Operations
The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended December 31, 2009 and 2008.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2009		December 31, 2008
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$23,361,586	100.0%	$50,109,136	100%

Cost of Sales	$24,027,842	102.9%	$48,948,944	97.7%

Gross Profit (Loss)	$(666,256)	(2.9)%	$1,160,192	2.3%

Operating Expenses	$564,587	2.4%	$774,688	1.5%

Other Income (Expense)	$(1,104,689)	(4.7)%	$(1,634,036)	(3.3)%

Net Income (Loss)	$(2,335,532)	(10.0)%	$(1,248,532)	(2.5)%

Revenues
Our revenues from operations come from three primary sources: (1) sales of biodiesel and crude glycerin; (2) income generated by tolling services agreements; and (3) government incentives. The following table shows the sources of our revenue for the fiscal years ended December 31, 2009 and 2008.

	Total Revenue		Total Revenue
	December 31, 2009		December 31, 2008
Revenue Sources	Amount	Percent	Amount	Percent
Biodiesel and By Product Sales — related party	$8,421,038	36.0%	$37,019,927	73.9%

Biodiesel sales — unrelated party	8,801,666	37.7%	—	—

Tolling services — related party	$1,030,384	4.4%	$5,323,347	10.6%

Incentive funds	$5,107,498	21.9%	$7,765,862	15.5%

Total Revenues	$23,361,586	100.0%	$50,109,136	100.0%
We experienced a significant decrease in our total revenue for our 2009 fiscal year compared to our 2008 fiscal year, primarily as a result of decreased biodiesel and glycerin sales, decreased biodiesel prices and a significant decrease in our revenue from tolling services agreements. During our 2009 fiscal year, we produced approximately 8,167,000 gallons of biodiesel and approximately 7,377,000 pounds of glycerin. By comparison, we produced approximately 18,260,000 gallons of biodiesel and approximately 17,079,000 pounds of glycerin during our 2008 fiscal year. Management attributes this decrease in biodiesel and glycerin production with decreased biodiesel demand as a result of the European Union trade dispute and the delay in implementing the RFS2. We also produced significantly less biodiesel and glycerin under tolling services agreements during our 2009 fiscal year compared to our 2008 fiscal year for the same reasons. During our 2009 fiscal year, we produced approximately 1,254,000 gallons of biodiesel pursuant to tolling services agreements compared to 10,063,000 gallons of biodiesel pursuant to tolling services agreements during our 2008 fiscal year.
Along with the decrease in production, we experienced a significant decrease in the average price we received for our biodiesel during our 2009 fiscal year compared to our 2008 fiscal year. Management attributes this decrease in the average price we received for our biodiesel with the world economic recession and its effect on commodity prices. During our 2008 fiscal year, commodity prices increased significantly during the first half of the year. However, as a result of the world economic recession that started in the middle of 2008, commodity prices, including biodiesel, fell significantly. Following these high biodiesel prices in 2008, biodiesel prices have remained lower during 2009 with a slight increase in market biodiesel prices at the end of 2009.
We experienced a decrease in our incentive revenue for our 2009 fiscal year compared to our 2008 fiscal year. Management attributes this decrease in incentive revenue with decreased biodiesel sales during our 2009 fiscal year. One significant incentive that has benefited our operations and the biodiesel industry generally is the biodiesel blenders’ tax credit. However, the biodiesel blenders’ credit expired on December 31, 2009. The biodiesel industry depends on the biodiesel blenders’ credit in order to make biodiesel cost competitive with petroleum based diesel, especially now when petroleum based diesel prices are lower. Legislation was recently passed by both the House and Senate which would reinstate the biodiesel blenders’ credit. However, the House and Senate bills must be reconciled and the final bill must be signed by President Obama before the tax credit will be reinstated. As a result, we have not been operating the biodiesel plant. Management is confident that the biodiesel blenders’ credit will be reinstated. However, if the biodiesel blenders’ credit is not renewed, we do not anticipate that it will be possible to profitably produce biodiesel at the plant.
We experienced a decrease in the average price we received for our glycerin during our 2009 fiscal year compared to our 2008 fiscal year. Management attributes this decrease in the average price we received for our glycerin with lower demand for glycerin in 2009 and due to the fact that we could not sell our glycerin as Kosher grade during 2009 because much of it was produced with animal fat feedstock.

The biodiesel industry needs to grow demand for biodiesel in order to support biodiesel prices and allow us to operate the biodiesel plant profitably. One source of increased biodiesel demand could be from the RFS2 which includes a biodiesel use mandate. Management believes that fuel blenders have a surplus of biodiesel credits that were generated during 2009 that they will use in 2010 until the biodiesel blenders’ credit is reinstated. If the biodiesel blenders’ credit is not reinstated, the RFS2 use mandate may allow some biodiesel to be sold at prices in excess of diesel prices without the biodiesel blenders’ credit in order to meet the mandate. However, the mandate only requires the use of 1 billion gallons of biodiesel by 2012 which is significantly less than the current production capacity of the biodiesel industry. Similar biodiesel sales may result from state biodiesel use mandates. There may not be sufficient demand for biodiesel even with these state and federal mandates to restart our plant operations. The biodiesel that is used to fulfill these mandates may be manufactured by biodiesel producers who are able to produce biodiesel more cost effectively than we can.
Cost of Sales
The primary components of our cost of sales are raw materials (feedstock, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment. We experienced a significant decrease in our cost of sales during our 2009 fiscal year compared to our 2008 fiscal year. This decrease in our cost of sales was primarily the result of decreased raw material costs associated with our decreased production of biodiesel and glycerin. However, the decrease we experienced in our cost of sales during our 2009 fiscal year compared to our 2008 fiscal year was relatively smaller than the decrease we experienced in our revenues during the same periods. As a result, we experienced a loss on our operations during our 2009 fiscal year compared to a gain on our operations during our 2008 fiscal year.
Our profitability depends largely on the spread between the market prices of biodiesel and glycerin compared to the raw material costs associated with producing the biodiesel and glycerin. During our 2009 fiscal year, we produced a significant amount of biodiesel using animal fats as the feedstock. Animal fats present certain price advantages compared to soybean oil in the production of biodiesel. However, our plant is not equipped to pre-treat raw animal fats in order to use them as the feedstock to produce biodiesel. As a result, during our 2009 fiscal year, we entered into contracts with another biodiesel producer in Iowa to pre-treat animal fats that we used in the production of biodiesel. The cost of this pre-treatment is approximately 3.5 cents per gallon of animal fats used. We include this additional cost to pre-treat the animal fats in our cost of sales.
We anticipate that we will continue to employ our current production strategy, producing biodiesel only when feedstock costs and biodiesel prices allow us to maintain positive cash flows. However, our ability to do so depends on factors described throughout this report, many of which are outside of our control, including federal incentives.
The tolling services agreements we entered into during our 2009 fiscal year allowed us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel. In the absence of such agreements, we are required to purchase our own feedstock to operate the biodiesel plant. In the future, we expect to continue to look for favorable tolling services agreements and anticipate producing biodiesel from feedstock that we purchase directly when market factors are favorable. We do not anticipate commencing biodiesel production, either using feedstock we purchase directly or through tolling services agreements, until the federal biodiesel blenders’ credit is reinstated.
Operating Expenses
Our operating expenses for the fiscal year ended December 31, 2009 were $564,587 or 2.4% of our revenues, decreasing from $774,688 or 1.5% of our revenues during our fiscal year ended December 31, 2008. The primary reasons for this reduction were decreased wages and benefits as well as decreased membership dues for trade organizations based on our decreased biodiesel production. These operating expenses are relatively stable whether we are operating the biodiesel plant or not. Therefore, when we have reduced revenues, our operating expenses represent a larger percentage of our revenues, despite the fact that the total expenses are comparable. Further, we do not anticipate the amount of these expenses to change significantly during our 2010 fiscal year, even if we do not restart operations. We anticipate that our consulting and professional fees will be comparable during our 2010 fiscal year compared to our 2009 fiscal year.
Other Income (Expenses)
We experienced a smaller other expense during our 2009 fiscal year compared to our 2008 fiscal year. We experienced a significant decrease in interest income during our 2009 fiscal year compared to our 2008 fiscal year as a result of decreased cash on hand and lower interest rates during fiscal year 2009 compared to fiscal year 2008. In addition, our interest expense was smaller during our 2009 fiscal year compared to our 2008 fiscal year as a result of a decrease in the interest rate on our long-term debt and a reduction in the amount of outstanding principal on our long-term debt due to our continuing periodic payments on our loan.

Liquidity and Capital Resources
Our only source of liquidity is cash we generate from our operations. We do not have any revolving lines of credit or any other working capital sources to rely on. Due to conditions in the biodiesel market and the credit markets generally, we do not anticipate that we will be able to secure additional financing should we exhaust the cash we have available from our operations. As of December 31, 2009, we had cash and equivalents of approximately $3.4 million. Following the end of our 2009 fiscal year, we received an incentive payment of approximately $3.5 million related to biodiesel that we sold during December 2009 which augmented our cash position following the end of our 2009 fiscal year.
We are not currently operating the biodiesel plant and we do not anticipate operating the plant unless the biodiesel blenders’ tax credit is reinstated by the federal government. Management anticipates that this tax credit will be reinstated within the next several months. However, this tax incentive may never be reinstated. While we anticipate that due to certain state and federal biodiesel mandates, there may continue to be a market for biodiesel without the biodiesel blenders’ tax credit, we anticipate that the amount of biodiesel that is produced may be significantly lower than in recent years. We anticipate that this will be especially true if biodiesel feedstock prices remain high.
If we do not restart operations at the biodiesel plant in the next 12 months, we anticipate that we will have sufficient cash to maintain our operations for the next 12 months. When the biodiesel plant is not operating, our operations generally consist of maintaining the condition of the plant, including employing a smaller group of employees to continue to maintain the equipment in the biodiesel plant, as well as our office staff necessary to continue to operate the company. However, if the biodiesel plant does not recommence operations, we anticipate that we will not have sufficient cash to continue our operations throughout our 2011 fiscal year.
We do not have any scheduled capital expenditures in the next 12 months that would require additional cash. While management continually assesses opportunities to improve the profitability of the biodiesel plant, including making any necessary capital expenditures, we have not identified any such opportunities.
We are currently out of compliance with all of the financial covenants included in our loan agreement with Beal Bank. Beal Bank only recently became our lender after our prior lender was taken over by banking regulators. These non-compliances are primarily related to our inability to operate the biodiesel plant due to unfavorable conditions in the biodiesel industry and our recent net losses. While Beal Bank has not taken steps to foreclose on our property or otherwise enforce any of its rights under the loan agreement, it may do so at any time. As a result, we have included the total amount of our long-term debt as a current liability. This has resulted in a significant working capital deficit as our current assets are only approximately 28% of our current liabilities. While Beal Bank has worked with us by reducing our payments on our long-term debt for six months starting in November 2009, Beal Bank may stop making allowances for our current financial condition and decide to proceed with its rights under the loan agreement. If Beal Bank were to proceed with its rights under the loan agreement, we do not anticipate that we would be able to secure additional financing to repay the Beal Bank loan and we anticipate that we would be forced to file for bankruptcy or otherwise liquidate our assets.
We do not anticipate securing any additional debt of equity financing in the next twelve months. We do not believe that market conditions are favorable for us to secure such additional debt or equity financing. However, management continues to consider all opportunities to increase our liquidity, including through additional debt or equity financing.
The following table shows our cash flows for the last two fiscal years ending December 31, 2009 and December 31, 2008, respectively.

	Year ended December 31,
	2009	2008
Net cash provided by (used in) operating activities	$(1,401,316)	$7,245,778
Net cash used in investing activities	(110,977)	(111,788)
Net cash used in financing activities	(2,661,879)	(1,592,277)

Net cash from operating activities
We used cash in our operating activities during our 2009 fiscal year while our operations generated cash during our 2008 fiscal year. We attribute this change in part to a larger net loss during our 2009 fiscal year compared to our 2008 fiscal year. Our cash flows were negatively impacted during our 2009 fiscal year as a result of a significant incentive receivable as of December 31, 2009. This incentive receivable was paid in January 2010 which benefited our cash position after December 31, 2009. In addition, our net cash from operating activities was significantly benefited by a reduction in the amount that was being held in our margin account related to our derivative instrument positions as well as a significant decrease in our inventory.
Net cash used in investing activities
The amount of cash we used for investing activities during our 2009 fiscal year was comparable to our 2008 fiscal year. We had a significant sales tax refund during our 2008 fiscal year related to our plant construction activities that was offset by payments we made for property, plant and equipment and increases in our payments into our restricted cash account with our lender. Our primary property, plant and equipment purchases during our 2008 fiscal year were for pre-treatment flowmeter maintenance, a heat exchanger and installation of railcar access equipment. Our primary property, plant and equipment purchase during our 2009 fiscal year was for the installation of heat coils.
Net cash used for financing activities
We used more cash for our financing activities during our 2009 fiscal year compared to our 2008 fiscal year, primarily as a result of the fact that we received proceeds from our long-term debt during our 2008 fiscal year of nearly $1 million and we received no proceeds from our long-term debt during our 2009 fiscal year. Our payments on our long-term debt were comparable during our 2009 fiscal year and 2008 fiscal year.
Changes in Financial Condition
The following table highlights the changes in our financial condition from December 31, 2008 to December 31, 2009:

	Year ended December 31,
	2009	2008
Current Assets	$7,505,501	$9,710,709
Current Liabilities	26,959,633	29,003,219
Members’ Equity	17,284,604	19,620,136
Current Assets. We experienced a significant decrease in current assets as of December 31, 2009 compared to December 31, 2008, primarily as a result of having decreased cash on hand and decreased accounts receivable, partially offset by a significantly larger incentive receivable at December 31, 2009 compared to December 31, 2008. We experienced a decrease in accounts receivable at December 31, 2009 compared to December 31, 2008 as a result of payment timing issues related to the different biodiesel sales contracts we had in place in December 2009 compared to December 2008. We were paid more quickly for our biodiesel production during December 2009 compared to December 2008.
Current Liabilities. We experienced a decrease in our current liabilities at December 31, 2009 compared to December 31, 2008, primarily as a result of a decrease in the current portion of our long-term debt offset by an increase in our accounts payable. Due to our non-compliance with the terms of our loan agreement with Beal Bank and concerns regarding our ability to continue as a going concern, we have classified all of our long-term debt as current. As we make payments on our long-term debt, the total current portion of the long-term debt decreases. We experienced an increase in our accounts payable at December 31, 2009 compared to December 31, 2008 as a result of payments that were due to Innovative Ag Solutions associated with IAS financing our purchase of feedstock to produce biodiesel.

Members’ Equity. We experienced a decrease in members’ equity as of December 31, 2009 compared to December 31, 2008, primarily as a result of an increased accumulated deficit related to our continued net losses in operating the biodiesel plant.
Sources of Funds
Equity Financing. As of December 31, 2009, we have used all of the proceeds from our equity offerings to fund the construction and start-up of our plant and for our ongoing operations. We do not expect to raise any additional equity funds in the next twelve months. However, we may explore the possibility of raising additional equity in the event cash flow from our continuing operations is insufficient to fund our operations.
Debt Financing. In October 2006, we closed on our $35,500,000 term loan with Bankfirst. Of the $35,500,000 total amount of the term loan, we actually received $29,248,707.90. The remaining loan commitment amount lapsed when the construction loan was converted to a term loan. In July 2009, state banking regulators shut down BankFirst, and named the FDIC as its receiver. The FDIC advised us to continue to make our payments as usual. Moreover, the FDIC indicated that the closure of BankFirst would not alter the terms of our loan. We received notice that Beal Bank Nevada (Beal Bank) is our new lender.
The term of the loan is seventy-four months, which consists of a construction phase and a term phase. The construction phase ended March 1, 2008, and the term phase commenced thereafter. Our loan allowed us to select either a variable interest rate or a fixed interest rate. We elected a variable interest rate of 0.25% over the prime rate. As of December 31, 2009, interest accrued on our term loan at a rate of 3.5%.
Our loan agreement requires us to make monthly payments of $339,484. However, Beal Bank recently allowed us to make reduced payments of $150,000 per month for six months beginning in November 2009. The principal amount of our term loan was amortized over a period of ten years. However the maturity date of the loan is less than five years after the date when we commenced making payments on the term loan. As a result, we are required to make a balloon payment of the remaining principal balance of the term loan along with all accrued and unpaid interest on January 1, 2013. The principal balance of the term loan was approximately $25,189,000 as of December 31, 2009.
Pursuant to the term loan, we are required to adhere to various covenants which restrict our operating flexibility. The term loan restricts our ability to make distributions to our members; restricts our ability to further pledge our assets for other financing that we might require; and restricts our ability to make payments on any subordinated debt we might acquire. In addition, the term loan requires us to:
•	deposit $5,000,000 in a restricted account to be used for commodity risk management purposes;
•	maintain up to $125,000 in a capital improvements reserve fund that must be replenished as we use these funds for capital improvement expenditures;
•	maintain certain financial ratios which may limit our operating flexibility; and
•	obtain Beal Bank’s permission prior to making any significant changes in our material contracts with third-party service providers.
The term loan requires us to certify to Beal Bank at intervals designated in the term loan that we are meeting the financial ratios listed below. As described in “Risk Factors,” our non-compliance with the following financial ratio covenants has raised doubts about our ability to continue as a going concern:
•
We are required to maintain a debt service coverage ratio of 1.25 to 1.00. Debt coverage ratio means our earnings before taking into account interest, taxes, depreciation and amortization (excluding federal and state tax credits) compared to the maximum principal and interest payments required by the term loan.

•	We are required to maintain a fixed charge coverage ratio, as that term is defined by our term loan of 1.50 to 1.00.
•	We are required to maintain a minimum ratio of current assets to current liabilities of 1.50 to 1.00.
•
We are required to maintain a ratio of at least 2.50 to 1.00 of the total principal amount outstanding on our loan to our total earnings before taking into account interest, taxes, depreciation and amortization (excluding federal and state tax credits).

We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. This lien has been transferred to Beal Bank. Due to Beal Bank’s security interest in our assets, we are not free to sell our assets without the permission of Beal Bank which could limit our operating flexibility. All of the requirements of our term loan are more specifically described in the loan documents.
Our term loan provides that certain actions taken by us will constitute defaults under the term loan, which will allow Beal Bank to demand immediately repayment of the entire term loan amount and to satisfy our financial obligations under the term loan by foreclosing its security interest in our property. Defaults occur upon the happening of any of the following:
•	our failure to make the principal and interest payments required by the term loan;
•	our failure to comply with the terms of the loan agreements;
•	our default on any other indebtedness we have acquired;
•	if we have unsatisfied judgments against us that exceed $100,000 for a period of 30 days or more;
•	if we file for bankruptcy or cease to exist as a legal entity;
•	if we merge or consolidate with another company;
•	if we abandon the project;
•	if the project is destroyed or damaged by casualty or fire;
•	if there is a change in control of the Company; or
•	if Beal Bank reasonably deems itself insecure.
Our current failure to comply with the financial ratio covenants constitutes an event of default under our loan agreements. Although Beal Bank has not taken any action as of the date of this report as a result of this default, at the election of Beal Bank, our noncompliance could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event Beal Bank elects to foreclose its lien on such assets. If such an event occurs, we may be forced to shut down the plant and our members could lose some or all of their investment.
Innovative Ag Solutions
During the fourth quarter of our 2009 fiscal year, we entered into an agreement with Archer Daniels Midland Company (ADM) to purchase canola oil as the feedstock to produce biodiesel. We engaged Innovative Ag Services Co. (IAS) to provide financing to us to purchase the canola oil feedstock from ADM. We agreed to pay IAS interest on the financing provided, as well as a fee per gallon of biodiesel produced with the feedstock. In exchange for this trade financing, we granted IAS a security interest in our biodiesel and feedstock inventory. Jack Friedman, one of our directors and a member of our audit committee, is the Chief Executive Officer of IAS. This agreement provided us the necessary liquidity to produce and sell biodiesel to ADM.
Government Programs and Grants. We have entered into a loan agreement with the Iowa Department of Economic Development (IDED) for $400,000. This loan is part of the IDED’s Value Added Program and $100,000 of the loan is forgivable. As of December 31, 2009, we owe $240,000 for both the 0% interest and forgivable loans. The loans require us to maintain production rates at our nameplate capacity and maintain certain employment levels. Effective September 17, 2009, IDED agreed to amend the requirements of our loan to extend the project completion date to May 31, 2011 and the project maintenance date to May 31, 2013. This means that beginning on the amended project completion date, we will be required to have 30 full time employees and maintain those positions through the project maintenance date. Any failure to satisfy these requirements constitutes a default, and may result in acceleration of the loan, as well as partial or full repayment of the forgivable loan if IDED exercises the remedies available to it.
On July 1, 2009, we received notification that the USDA has preliminarily approved our application for financial assistance. If finalized as proposed, the arrangement would allow us to secure a new $20 million loan from a third-party lender which we expect would be used to replace our existing debt financing, with a $10 million guarantee by the USDA. However, final approval and receipt of the funds is contingent upon a number of conditions, some of which are outside of our control. For example, we do not have an agreement with any third-party lender to lend us the funds we anticipate. As a result, it is possible that the USDA guarantee will not be finalized on the terms we currently anticipate, if at all, or if it is finalized, we may not be able to obtain third-party funding or satisfy the requirements for receipt of funds under the USDA guarantee.

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
Derivative Instruments and Hedging Activities
ASC 815, formerly Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under ASC 815 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. At this time, our forward contracts related to the purchase of soybean oil feedstock and home heating oil contracts that correlate with feedstock are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of ASC 815. Contracts related to exchange traded commodities are considered non-hedge transactions, with unrealized gains and losses recorded as a component of cost of sales.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a Smaller Reporting Company and, therefore, are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members
Western Dubuque Biodiesel, LLC
Farley, Iowa
We have audited the accompanying balance sheets of Western Dubuque Biodiesel, LLC as of December 31, 2009 and 2008, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Dubuque Biodiesel, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered a loss from operations during 2009 and trends related to the price of raw materials and the selling price of finished goods provide uncertainty as to whether the Company will be able to operate profitably. As a result, reduced production levels or temporary or extended plant shutdowns may occur. In addition, the Company was not in compliance with certain loan covenants which may result in the lender requiring repayment of the debt during the next year. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Eide Bailly LLP
Minneapolis, Minnesota
March 31, 2010

WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,379,382	$7,553,554
Margin deposits	13,890	5,000
Accounts receivable — trade	55,090	—
Accounts receivable — related party	143,059	1,525,310
Other receivables	12,000	—
Incentive receivables	3,494,322	—
Inventory	313,929	542,401
Prepaid expenses	93,829	84,444

Total current assets	7,505,501	9,710,709

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	407,203	407,203
Plant and process equipment	37,799,987	37,758,600
Vehicles	42,537	42,537

Total, at cost	41,340,820	41,299,433
Less accumulated depreciation	5,294,490	3,104,761

Total property, plant and equipment	36,046,330	38,194,672

OTHER ASSETS
Restricted cash	406,929	337,337
Loan origination fees, net of amortization	285,477	380,637

Total other assets	692,406	717,974

TOTAL ASSETS	$44,244,237	$48,623,355

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	—	$506,615
Related parties	1,047,081	241,545
Current portion of long-term debt	25,435,486	28,097,365
Derivative instruments	5,737	—
Accrued interest	—	16,346
Accrued liabilities	63,138	141,348
Deferred rent	17,400	—

Total current liabilities	26,568,842	29,003,219

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Accumulated deficit	(8,945,492)	(6,609,960)

Total members’ equity	17,284,604	19,620,136

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$43,853,446	$48,623,355

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008

REVENUES
Biodiesel and by product sales — related party	$8,421,038	$37,019,927
Biodiesel sales — unrelated party	8,801,666	—
Tolling services — related party	1,030,384	5,323,347
Incentive funds	5,108,498	7,765,862

Total revenues	23,361,586	50,109,136

COST OF SALES
Materials, labor and overhead	23,713,994	48,655,782
Net losses on derivative instruments	313,848	293,162

Total cost of sales	24,027,842	48,948,944

Gross profit (loss)	(666,256)	1,160,192

OPERATING EXPENSES
Consulting and professional fees	255,315	269,706
Office and administrative expenses	309,272	504,982

Total operating expenses	564,587	774,688

OTHER INCOME (EXPENSE)
Other income	58,414	1,700
Interest income	2,600	74,905
Interest expense	(1,165,703)	(1,710,641)

Total other expense	(1,104,689)	(1,634,036)

NET LOSS	$(2,335,532)	$(1,248,532)

BASIC AND DILUTED LOSS PER UNIT	$(78.43)	$(41.96)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	29,779	29,752

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
Years Ended December 31, 2009 and 2008

		Subscriptions	Contributed	Accumulated
	Units	Receivable	Capital	Deficit	Total

BALANCE, DECEMBER 31, 2007	27,279	$(2,500,000)	$26,230,096	$(5,361,428)	$18,368,668

Subscribed units issued — 2,500 units at $1,000 per unit	2,500	2,500,000	—	—	2,500,000

Net loss for the year ended December 31, 2008	—	—	—	(1,248,532)	(1,248,532)

BALANCE, DECEMBER 31, 2008	29,779	—	26,230,096	(6,609,960)	19,620,136

Net loss for the year ended December 31, 2009	—	—	—	(2,335,532)	(2,335,532)

BALANCE, DECEMBER 31, 2009	29,779	$—	$26,230,096	$(8,945,492)	$17,284,604

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,335,532)	$(1,248,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,189,729	2,182,393
Amortization	95,159	95,159
Effects of changes in operating assets and liabilities:
Margin deposits	(8,890)	3,019,770
Accounts receivable — related party	1,327,161	1,349,606
Other receivables	(12,000)	150,186
Incentive receivables	(3,494,322)	694,825
Inventory	228,472	3,897,576
Prepaid expenses	(9,385)	235,282
Derivative instruments	5,737	(2,533,251)
Accounts payable	689,711	(379,312)
Accrued liabilities	(94,556)	(217,924)
Deferred Rent	17,400	—

Net cash provided by (used in) operating activities	(1,401,316)	7,245,778

CASH FLOWS FROM INVESTING ACTIVITIES
Sales tax refund from construction in progress	—	286,190
Payments for property, plant and equipment, including construction in progress	(41,385)	(135,985)
Increase in restricted cash	(69,592)	(261,993)

Net cash used in investing activities	(110,977)	(111,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	939,540
Payments on long-term debt	(2,661,879)	(2,531,817)

Net cash used in financing activities	(2,661,879)	(1,592,277)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,174,172)	5,541,713

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,553,554	2,011,841

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,379,382	$7,553,554

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be $-0- at December 31, 2009 and 2008.
Account balances with invoices past stated terms are considered delinquent. No interest is charged on trade receivables with past due balances. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the customer’s total balances.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
Derivative Instruments and Hedging Activities
SFAS No. 133, which was primarily codified into Topic 815, Derivatives and Hedging, in the ASC, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from ASC 815 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal sales are documented as such, and exempted from the accounting and reporting requirements of ASC 815. The Company has entered into agreements to purchase feedstocks for anticipated production needs. These contracts are considered normal purchase contracts and exempted from ASC 815.
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
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the years ended December 31, 2009 and 2008 was $95,159.
Income Taxes
The Company is organized as a limited liability company under state law and is treated as a partnership for income tax purposes. Under this type of organization, the Company’s earnings pass through to the partners and are taxed at the partner level. Accordingly, no income tax provision has been calculated. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. Differences also exist in the treatment of expenses capitalized for inventory for tax purposes, prepaid expenses and differences between depreciable lives and methods used for book and tax purposes.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
Earnings (Loss) Per Unit
Earnings (loss) per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of December 31, 2009 and 2008, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
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
During the years ended December 31, 2009 and 2008 the Company recorded federal incentive revenues from the Volumetric Ethanol Tax Credit (“VEETC”) and Commodity Credit Corporation (CCC) Bioenergy Program. The Company recorded incentive revenues of $4,854,802 and $7,765,862 for the years ended December 31, 2009 and 2008, respectively under the VEETC program. The VEETC expired on December 31, 2009. The Company recorded incentive revenues of $253,696 and $0 for the years ended December 31, 2009 and 2008, respectively under the CCC Bioenergy Program. The amount of incentives receivable was $3,494,322 and $-0- December 31, 2009 and 2008, respectively.
NOTE 3 — INVENTORY
Inventory consists of:

	December 31,	December 31,
	2009	2008

Raw material	$161,471	$186,306
Work in progress	72,996	146,334
Finished goods	79,462	209,761

Total	$313,929	$542,401

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	December 31,	December 31,
	2009	2008

Note payable to Beal Bank — see details below	$25,188,855	$27,782,677

Note payable to the Iowa Department of Economic Development — see details below	240,000	300,000

Note payable to Hodge Material Handling — see details below	6,631	14,688

Total	25,435,486	28,097,365
Less current portion	25,435,486	28,097,365

Long-term portion	$—	$—

Due to going concern issues addressed in Note 12, the debt has been classified as current.
On July 5, 2006, the Company entered into a $35,500,000 loan agreement with Marshall BankFirst, and in July 2009, the loan agreement was acquired by Beal Bank. The loan commitment was the lesser of $35,500,000 or sixty one percent of total project costs. The loan term is seventy-four months which consists of the construction phase and a term phase. The construction phase ended March 1, 2008 and the term phase commenced thereafter. Monthly interest payments were required during construction phase with monthly interest and principal required during the term phase to be based on a ten year principal amortization. Monthly payments of $339,484 including interest at a variable rate commenced March 1, 2008 under the term phase with the remaining principal and interest due at maturity, January 1, 2013. In September 2009, the payment terms were modified and monthly payments were reduced to $150,000 beginning in November and continuing for six months thereafter. The loan commitment also includes a provision for additional payments during the term phase, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. The agreement also includes provisions for reserve funds for capital improvements, working capital, and debt service. As of December 31, 2009, balances of $354,708 and $52,221 remain in the debt service reserve and capital reserve funds as restricted cash. During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase the Company selected the variable rate option of 25 basis points over the prime rate (3.50% and 3.25% at December 31, 2009 and 2008, respectively). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements, the Company is to adhere to certain financial covenants. The Company is to adhere to minimum debt service coverage, fixed charge coverage, and current ratio requirements, as well as a maximum debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company was not in compliance with certain covenants as of December 31, 2009 and 2008.
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
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
The Company has an installment sales contract with Hodge Material Handling dated October 16, 2007. The Company purchased a fork truck for $23,625, and must make 36 monthly installments of $770, beginning 30 days after taking possession of the fork truck. Interest is implied at a rate of 10.69% per annum.
The Company had issued a $116,132 letter of credit through American Trust Bank in favor of Black Hills Energy (previously Aquila, Inc.). The letter of credit was effective for the period February 6, 2007 through February 6, 2010. The letter of credit expired in February 2010 and the Company placed funds on deposit with Black Hills Energy.
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
NOTE 6 — INCOME TAXES
As of December 31, 2009 and 2008, the book basis of assets exceeded the tax basis of assets by approximately $7,655,000 and $5,340,000, respectively.
The Company is subject to the following material tax jurisdictions: U.S. and Iowa. The tax years that remain open to examination by the Internal Revenue Service are 2006 through 2009. The tax years that remain open to examination by the Iowa Department of Revenue are 2006 through 2009. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of December 31, 2009 or December 31, 2008.
NOTE 7 — CASH FLOW DISCLOSURES
The Company had the following noncash investing and financing transactions:

	2009	2008

Cash paid for interest	$1,086,890	$1,808,571

Units issued in exchange for reduction in construction payable	$—	$2,500,000

Loan proceeds transferred to debt reserve fund (restricted cash)	$—	$75,344

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
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
On June 5, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement. The Company and REG, Inc. are currently operating under an amended management and operational services agreement dated November 25, 2009.
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the years ended December 31, 2009 and 2008, the Company incurred fees of $283,250 and $1,040,146, respectively. The amount payable to REG, Inc. as of December 31, 2009 and 2008 was $29,756 and $241,545, respectively.
The Company has given notice to REG, Inc. that they intend to proceed with arbitration in order to resolve disputes related to the management and operational services agreement.
The Company purchased feedstocks under a financing agreement from a company related to a member of the board of directors during 2009. For the year ended December 31, 2009, the Company purchased feedstocks and incurred fees of $10,787,670. The amount payable to this related company as of December 31, 2009, was $1,017,325.
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
NOTE 9 — COMMITMENTS AND CONTINGENCIES
The Company has received refunds from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs. As of December 31, 2009, there was a total of $364,902 committed under the program of which $287,232 remained to be covered by future state payroll tax withholdings.
In June 2007, the Company entered into a water use agreement with the City of Farley. The agreement requires a minimum usage of 50,000 gallons per day over the life of the agreement. At December 31, 2009 the remaining estimated minimum cost under the agreement was $730,954.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
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
The following table sets forth financial assets and liabilities measured at fair value in the statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31:

2009
Significant
		Quoted Prices in	Other	Significant
	Carrying Amount	Active Markets for	Observable	Unobservable
	on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(5,737)	$(5,737)	$—	$—

There were no financial assets or liabilities measured at fair value as of December 31, 2008.
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
NOTE 11 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
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
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The Company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. These agreements expired in 2009.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At December 31, 2009, the Company had net derivative liabilities of $5,737 related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations. At December 31, 2008, the Company had no derivative instruments.
The following tables provide information on the location and amounts of derivative fair values in the consolidated balance sheet and derivative gains and losses in the statement of operations:
Fair Value of Derivative Instruments

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	December 31, 2009	December 31, 2009
Derivatives not designated as hedging:

Commodity contracts — Heat oil swaps	Current liabilities	$—	$5,737
For the year ended December 31, 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of income as follows:

Derivatives not designated as	Location of net loss recognized in	Net income (loss) recognized in
hedging instruments	earnings on derivative activities	income on derivative activities

Commodity contracts — Heat oil swaps	Cost of sales	$(313,848)
The Company recorded an increase to cost of sales of $293,162, related to derivative contracts for the year ended December 31, 2008.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 12 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2009, the Company generated significant net losses of $2,335,532 and experienced significant fluctuations in input costs and lack of demand for its products. The Federal blender’s credit expired on December 31, 2009. If legislative action is not taken in 2010, it may materially impair the Company’s ability to profitably produce and sell biodiesel. The Company has also received from REG, Inc., a notice of termination of its management and operational services agreement (See Note 8). In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fats, canola oil and soybean oil to lower input costs. The Company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the Company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including; debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was not in compliance with certain restrictive covenants at December 31, 2009 and 2008, and it is projected the Company will fail to comply with one or more loan covenants, including the working capital covenant throughout the Company’s 2010 fiscal year. This raises doubt about whether the Company will continue as a going concern. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.
NOTE 13 — SUBSEQUENT EVENTS
Management evaluated subsequent events through the date the financial statements were available to be issued.

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
Western Dubuque Biodiesel’s management, including Western Dubuque Biodiesel’s Principal Executive Officer and Western Dubuque Biodiesel’s Principal Financial Officer, evaluated the effectiveness of Western Dubuque Biodiesel’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this annual report. Based on their evaluation of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the SEC; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2009 was effective.

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
Changes in Internal Control over Financial Reporting
During our fourth fiscal quarter of 2009, there were no changes in internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The information required by Item 10 is incorporated by reference from our 2010 Proxy Statement. In accordance with Regulation 14A, we intend to file the 2010 Proxy Statement no later than 120 days after the end of the last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference from our 2010 Proxy Statement. In accordance with Regulation 14A, we intend to file the 2010 Proxy Statement no later than 120 days after the end of the last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference from our 2010 Proxy Statement. In accordance with Regulation 14A, we intend to file the 2010 Proxy Statement no later than 120 days after the end of the last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference from our 2010 Proxy Statement. In accordance with Regulation 14A, we intend to file the 2010 Proxy Statement no later than 120 days after the end of the last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 is incorporated by reference from our 2010 Proxy Statement. In accordance with Regulation 14A, we intend to file the 2010 Proxy Statement no later than 120 days after the end of the last fiscal year.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(1) Financial Statements
The financial statements appear beginning at page F-3 of this report.
(2) Financial Statement Schedules
All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
(3) Exhibits

Exhibit		Filed
No.	Exhibit	Herewith	Incorporated by Reference

3.1	Articles of Organization of the registrant dated November 14, 2005		Exhibit 3.1 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

3.2	Operating Agreement of the registrant dated November 29, 2005		Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

3.3	Amended and Restated Operating Agreement of the registrant dated December 5, 2007.		Exhibit 3.3 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2008.

10.1	Management and Operational Services Agreement between Renewable Energy Group, Inc. and Western Dubuque Biodiesel, LLC dated August 29, 2006. +		Exhibit 10.6 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

10.2	Construction-Term Loan Agreement between Bankfirst and Western Dubuque Biodiesel, LLC dated October 25, 2006.		Exhibit 10.8 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

10.3	Cornerstone Energy Agreement with Western Dubuque Biodiesel dated December 15, 2006.		Exhibit 10.9 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

10.4	Large Volume Transportation Service Agreement between Aquila, Inc. and Western Dubuque Biodiesel, LLC dated December 16, 2006.		Exhibit 10.10 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

10.5	Iowa Department of Economic Development Promissory Note dated March 30, 2007.		Exhibit 10.12 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

Exhibit		Filed
No.	Exhibit	Herewith	Incorporated by Reference

10.6	Industry Track Agreement between Chicago, Central and Pacific Railroad Company and Western Dubuque Biodiesel, LLC dated June 15, 2007		Exhibit 10.14 to the registrant’s registration statement on Form 10-SB filed on August 10, 2007 (Commission File 000-52617).

10.7	Water Use Agreement between the City of Farley, Iowa and Western Dubuque Biodiesel, LLC dated June 8, 2007		Exhibit 10.15 to the registrant’s registration statement on Form 10-SB filed on August 10, 2007 (Commission File 000-52617).

10.8	Sewer Use Agreement between the City of Dubuque, Iowa and Western Dubuque Biodiesel, LLC dated May 20, 2007		Exhibit 10.16 to the registrant’s registration statement on Form 10-SB filed on August 10, 2007 (Commission File 000-52617).

10.9	Electric Service Agreement between Alliant Energy and Western Dubuque Biodiesel, LLC dated June 13, 2007.		Exhibit 10.17 to the registrant’s registration statement on Form 10-SB filed on August 10, 2007 (Commission File 000-52617).

10.10
First Amendment to Management and Operational Services Agreement between Renewable Energy Group, Inc., REG Services Group, LLC, REG Marketing & Logistics Group, LLC and Western Dubuque Biodiesel, LLC dated November 25, 2009. +
X

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

+	Confidential Treatment Requested

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DUBUQUE BIODIESEL, LLC

Date: March 31, 2010	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director
(Principal Executive Officer)

Date: March 31, 2010	/s/ George Davis George Davis
Treasurer and Director
(Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	/s/ William Schueller
William Schueller, Chairman and Director

Date: March 31, 2010	/s/ Bruce Klostermann
Bruce Klostermann, Vice Chairman and Director
(Principal Executive Officer)

Date: March 31, 2010	/s/ Joyce Jarding
Joyce Jarding, Secretary and Director

Date: March 31, 2010	/s/ George Davis
George Davis, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: March 31, 2010	/s/ Warren Bush
Warren Bush, Director

Date: March 31, 2010	/s/ Craig Breitbach
Craig Breitbach, Director

Date: March 31, 2010	/s/ Jack Friedman
Jack Friedman, Director

Date: March 31, 2010	/s/ Denny Mauser
Denny Mauser, Director

Date: March 31, 2010	/s/ David P. O’Brien
David P. O’Brien, Director