Form 10-K/A
period 2009-12-31
Western Dubuque Biodiesel, LLC
filed 2010-04-23
CIK 1396709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
29,779
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of March 31, 2010, Western Dubuque Biodiesel, LLC had 29,779 membership units outstanding.

Explanatory Note Regarding Amendment No. 1
This Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) of Western Dubuque Biodiesel, LLC (the “Company”) for the fiscal year ended December 31, 2009, is being filed for the purpose of amending and restating Item 8 of the Company’s original Annual Report on Form 10-K (the “Annual Report”) due to an inadvertent omission of the Trade Accounts Payable amount on the Company’s Balance Sheet as reflected on page F-3 of the Annual Report, even though a prior draft of the financial statements contained such amount. The Trade Accounts Payable entry should read $390,791, for total Company Liabilities and Member’s Equity of $44,244,237.
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of the item amended by this Amendment No. 1 is set forth herein. The remainder of the Company’s Annual Report is unchanged and is not reproduced in this Amendment No. 1. This report speaks as of the original filing date of the Annual Report and has not been updated to reflect events occurring subsequent to the original reporting date. Accordingly, in conjunction with reading this Form 10-K/A, you should also read all other filings that we have made with the Securities and Exchange Commission since the date of the original filings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Members’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 – F-16

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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
/s/ Eide Bailly LLP
Minneapolis, Minnesota
March 31, 2010

WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,379,382	$7,553,554
Margin deposits	13,890	5,000
Accounts receivable — trade	55,090	—
Accounts receivable — related party	143,059	1,525,310
Other receivables	12,000	—
Incentive receivables	3,494,322	—
Inventory	313,929	542,401
Prepaid expenses	93,829	84,444

Total current assets	7,505,501	9,710,709

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	407,203	407,203
Plant and process equipment	37,799,987	37,758,600
Vehicles	42,537	42,537

Total, at cost	41,340,820	41,299,433
Less accumulated depreciation	5,294,490	3,104,761

Total property, plant and equipment	36,046,330	38,194,672

OTHER ASSETS
Restricted cash	406,929	337,337
Loan origination fees, net of amortization	285,477	380,637

Total other assets	692,406	717,974

TOTAL ASSETS	$44,244,237	$48,623,355

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$390,791	$506,615
Related parties	1,047,081	241,545
Current portion of long-term debt	25,435,486	28,097,365
Derivative instruments	5,737	—
Accrued interest	—	16,346
Accrued liabilities	63,138	141,348
Deferred rent	17,400	—

Total current liabilities	26,959,633	29,003,219

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Accumulated deficit	(8,945,492)	(6,609,960)

Total members’ equity	17,284,604	19,620,136

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$44,244,237	$48,623,355

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
The following table sets forth financial assets and liabilities measured at fair value in the statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31:

2009
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Amount on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(5,737)	$(5,737)	$—	$—

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
The following tables provide information on the location and amounts of derivative fair values in the consolidated balance sheet and derivative gains and losses in the statement of operations:
Fair Value of Derivative Instruments

	Balance Sheet	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging:	Classification	December 31, 2009	December 31, 2009

Commodity contracts — Heat oil swaps	Current liabilities	$—	$5,737
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

WESTERN DUBUQUE BIODIESEL, LLC

Date: April 22, 2010	/s/ Bruce Klostermann

Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: April 22, 2010	/s/ George Davis

George Davis
Treasurer and Director (Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 22, 2010	/s/ William Schueller

William Schueller, Chairman and Director

Date: April 22, 2010	/s/ Bruce Klostermann

Bruce Klostermann, Vice Chairman and Director
(Principal Executive Officer)

Date: April 22, 2010	/s/ Joyce Jarding

Joyce Jarding, Secretary and Director

Date: April 22, 2010	/s/ George Davis

George Davis, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: April 22, 2010	/s/ Warren Bush

Warren Bush, Director

Date: April 22, 2010	/s/ Craig Breitbach

Craig Breitbach, Director

Date: April 22, 2010	/s/ Denny Mauser

Denny Mauser, Director

Date: April 22, 2010	/s/ David P. O’Brien

David P. O’Brien, Director