Form 10-Q
period 2010-03-31
Western Dubuque Biodiesel, LLC
filed 2010-05-17
CIK 1396709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2010
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 17, 2010, there were 29,779 membership units outstanding.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEETS

	(UNAUDITED)
	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,304,336	$3,379,382
Margin deposits	247,552	13,890
Accounts receivable:
Trade	—	55,090
Related party	—	143,059
Other receivables	89,160	12,000
Incentive receivables	—	3,494,322
Inventory	1,737,817	313,929
Utility deposits	87,099	—
Prepaid feedstocks and expenses	1,314,445	93,829

Total current assets	7,780,409	7,505,501

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	407,203	407,203
Plant and process equipment	37,799,987	37,799,987
Vehicles	42,537	42,537

Total, at cost	41,340,820	41,340,820
Less accumulated depreciation	5,842,138	5,294,490

Total property, plant and equipment	35,498,682	36,046,330

OTHER ASSETS
Restricted cash	406,929	406,929
Loan origination fees, net of amortization	261,688	285,477

Total other assets	668,617	692,406

TOTAL ASSETS	$43,947,708	$44,244,237

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$100,294	$390,791
Related party	—	1,047,081
Short-term borrowings — related party	2,548,975	—
Current portion of long-term debt	25,188,029	25,435,486
Derivative instruments	168,311	5,737
Accrued liabilities	49,748	63,138
Deferred rent	16,750	17,400

Total current liabilities	28,072,107	26,959,633

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Accumulated deficit	(10,354,495)	(8,945,492)

Total members’ equity	15,875,601	17,284,604

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$43,947,708	$44,244,237

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

REVENUES
Biodiesel and by product sales — related party	$—	$45,534
Tolling services — related party	—	1,030,385

Total revenues	—	1,075,919

COST OF SALES
Materials, labor and overhead	863,267	1,835,352
Net losses (gains) on derivative instruments	168,911	(10,736)

Total cost of sales	1,032,178	1,824,616

Gross loss	(1,032,178)	(748,697)

OPERATING EXPENSES
Consulting and professional fees	77,816	70,202
Office and administrative expenses	62,983	63,002

Total operating expenses	140,799	133,204

OTHER INCOME (EXPENSE)
Other income	650	650
Interest income	10,018	32,139
Interest expense	(246,694)	(261,855)

Total other expense	(236,026)	(229,066)

NET LOSS	$(1,409,003)	$(1,110,967)

BASIC AND DILUTED LOSS PER UNIT	$(47.32)	$(37.41)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	29,779	29,697

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,409,003)	$(1,110,967)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	547,648	547,130
Amortization	23,789	23,790
Effects of changes in operating assets and liabilities
Margin deposits	(233,662)	(43,850)
Accounts receivable	198,149	1,467,983
Other receivables	(77,160)	(4,000)
Incentive receivables	3,494,322	—
Inventory	(1,423,888)	(238,823)
Utility deposits	(87,099)	—
Prepaid feedstocks and expenses	(1,220,616)	(184,773)
Derivative instruments	162,574	(10,886)
Accounts payable	(1,337,578)	(328,002)
Accrued liabilities	(13,390)	(53,000)
Deferred rent	(650)	9,350

Net cash provided by (used in) operating activities	(1,376,564)	73,952

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment, including construction in progress	—	(7,391)
Increase in restricted cash	—	(69,447)

Net cash used in investing activities	—	(76,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under short-term financing with related party	2,548,975
Payments on long-term debt	(247,457)	(836,848)

Net cash provided by (used in) financing activities	2,301,518	(836,848)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	924,954	(839,734)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,379,382	7,553,554

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,304,336	$6,713,820

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Western Dubuque Biodiesel, LLC located in Farley, Iowa was organized on November 14, 2005 to own and operate a 30 million gallon annual production biodiesel plant for the production of fuel grade biodiesel. The Company’s fiscal year ends on December 31. Significant accounting policies followed by the Company are presented below:
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
In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations, and cash flows of the Company. Management has deemed all adjustments were of a normal or recurring nature.
These financial statements should be read in conjunction with the financial statements and notes included in the Company’s financial statements for the year ended December 31, 2009.
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
Restricted Cash
The Company is required to maintain cash balances to be held at a bank as a part of its financing agreement as described in Note 4.
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be $-0- at March 31, 2010 and December 31, 2009.
Account balances with invoices past stated terms are considered delinquent. No interest is charged on trade receivables with past due balances. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the customer’s total balances.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
Derivative Instruments and Hedging Activities
Topic 815 of the Accounting Standards Codification (ASC), Derivatives and Hedging, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from ASC 815 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal sales are documented as such, and exempted from the accounting and reporting requirements of ASC 815. The Company has entered into agreements to purchase feedstocks for anticipated production needs. These contracts are considered normal purchase contracts and exempted from ASC 815.
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
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for each of the three months ended March 31, 2010 and 2009 was $23,789.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
Loss Per Unit
Losses per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of March 31, 2010 and 2009, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products under the tolling services agreement are raw materials (hydrochloric acid, methanol, and other catalysts), energy (natural gas and electricity), labor and depreciation on process equipment.
Fixed costs during the periods when the plant is idle are classified in cost of sales. There was no production for the three months ended March 31, 2010. Cost of sales for this period primarily consisted of labor, depreciation on process equipment, and other indirect costs.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and are included in the cost of sales.
Environmental Liabilities
The Company’s operations are subject to federal, state and local environmental laws and regulations. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:
Current assets and current liabilities - The carrying value approximates fair value due to the short maturity of these items.
Long-term debt - The carrying amount of long-term obligations approximated fair value based on estimated interest rates for comparable debt.
New Accounting Standards
In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 and it did not have a material impact on the Company’s interim financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06, did not have a material impact on the Company’s financial position or results of operations.
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
The Company receives federal incentive revenues from the Volumetric Ethanol Tax Credit (“VEETC”) and Commodity Credit Corporation (CCC) Bioenergy Programs. The VEETC expired on December 31, 2009. There were no incentive revenues recorded for the three months ended March 31, 2010 and 2009. The amount of incentives receivable was $-0- and $3,494,322 as of March 31, 2010 and December 31, 2009.
NOTE 3 — INVENTORY
Inventory consists of:

	March 31,	December 31,
	2010	2009
	(UNAUDITED)
Raw material	$994,684	$161,471
Work in progress	685,805	72,996
Finished goods	57,328	79,462

Total	$1,737,817	$313,929

NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	March 31,	December 31,
	2010	2009
	(UNAUDITED)
Note payable to Beal Bank — see details below	$24,958,549	$25,188,855

Note payable to the Iowa Department of Economic Development — see details below	225,000	240,000

Note payable to Hodge Material Handling — see details below	4,480	6,631

Total	25,188,029	25,435,486
Less current portion	25,188,029	25,435,486

Long-term portion	$—	$—

Due to going concern issues addressed in Note 11, the debt has been classified as current.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
On July 5, 2006, the Company entered into a $35,500,000 loan agreement with Marshall BankFirst, and in July 2009, the loan agreement was acquired by Beal Bank. The loan commitment was the lesser of $35,500,000 or sixty one percent of total project costs. The loan term is seventy-four months which consists of the construction phase and a term phase. The construction phase ended March 1, 2008 and the term phase commenced thereafter. Monthly interest payments were required during the construction phase with monthly interest and principal required during the term phase to be based on a ten year principal amortization. Monthly payments of $339,484 including interest at a variable rate commenced March 1, 2008 under the term phase with the remaining principal and interest due at maturity, January 1, 2013. In September 2009, the payment terms were modified and monthly payments were reduced to $150,000 beginning in November and continuing for nine months thereafter. The loan commitment also includes a provision for additional payments during the term phase, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. The agreement also includes provisions for reserve funds for capital improvements, working capital, and debt service. As of March 31, 2010, balances of $354,708 and $52,221 remain in the debt service reserve and capital reserve funds as restricted cash. During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase the Company selected the variable rate option of 25 basis points over the prime rate (3.50% at March 31, 2010 and December 31, 2009). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements, the Company is to adhere to certain financial covenants. The Company is to adhere to minimum debt service coverage, fixed charge coverage, and current ratio requirements, as well as a maximum debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company was not in compliance with certain covenants as of March 31, 2010 and December 31, 2009.
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
During 2010 the Company entered into a financing agreement with a related party to produce a specified number of biodiesel gallons and finance the feedstock purchases (See Note 7). The agreement calls for specified fees based on gallons produced and interest on feedstock purchased. Interest is payable monthly at the prime rate plus 4.0% (7.25% at March 31, 2010). Under this contract the company is required to maintain an eighty-five percent hedge of the feedstock purchases until the sale of biodiesel is made. Outstanding borrowings and fees under this agreement are payable upon sale of the biodiesel. The balance outstanding under this agreement as of March 31, 2010 was $2,548,975.
NOTE 5 — MEMBERS’ EQUITY
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
NOTE 6 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Cash paid for interest	$222,904	$240,588

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
The Company entered into an agreement with REG, Inc. to provide certain management and operational services. The agreement provides for REG, Inc. to place a general manager and operations manager, acquire substantially all feed stocks and basic chemicals necessary for production, and perform substantially all the sales and marketing functions for the Company. The agreement with REG, Inc. requires a per gallon fee, paid monthly, based on the number of gallons of biodiesel produced or sold. In addition, REG will be paid an annual bonus based on a percentage of the plant’s profitability with such bonus not to exceed $1,000,000 per year.
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
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the three months ended March 31, 2010 and 2009, the Company incurred fees of $-0- and $74,404, respectively. The amount payable to REG, Inc. as of March 31, 2010 and December 31, 2009 was $-0- and $29,756, respectively.
The Company has given notice to REG, Inc. that they intend to proceed with arbitration in order to resolve disputes related to the management and operational services agreement.
The Company secured financing to purchase feedstocks under a financing agreement from a company related to a member of the board of directors during 2010. The agreement calls for specified fees based on gallons produced and interest on feedstock purchases. For the three months ended March 31, 2010, the Company purchased feedstocks and incurred fees of $2,548,975. The amount payable to this related company as of March 31, 2010 was $2,548,975 and included in short-term borrowings (see Note 4). The Company also purchased feedstocks from this related party during 2009 under standard trade terms. The amount payable at December 31, 2009 was $1,017,325.
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
MARCH 31, 2010
A member of the board of directors is also a member of the board of directors of the Company’s depository bank.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
The Company has received refunds from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs. As of March 31, 2010, there was a total of $364,902 committed under the program of which $281,974 remained to be covered by future state payroll tax withholdings.
In June 2007, the Company entered into a water use agreement with the City of Farley. The agreement requires a minimum usage of 50,000 gallons per day over the life of the agreement, which expires in 2026. At March 31, 2010 and December 31, 2009, the remaining estimated minimum cost under the agreement was $628,120 and $730,954, respectively.
The Company has entered into agreements to purchase approximately 1,975,000 gallons of soybean oil for March and April 2010 delivery. Approximately 508,400 gallons were received through March 31, 2010, with another 392,450 gallons prepaid, leaving 1,074,150 gallons committed for future periods with total value of approximately $3,100,000.
NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company follows the guidance set forth in ASC Topic 820 for assets and liabilities recognized at fair value on a recurring basis. This guidance provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, the guidance sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of this guidance had an immaterial impact on the Company’s financial statements. The guidance defines levels within the hierarchy as follows:
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
The following tables set forth financial assets and liabilities measured at fair value in the statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2010 and December 31, 2009:

March 31, 2010 (UNAUDITED)
Significant
		Quoted Prices in	Other	Significant
	Carrying Amount	Active Markets for	Observable	Unobservable
	on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(168,311)	$(168,311)	$—	$—

December 31, 2009
Significant
		Quoted Prices in	Other	Significant
	Carrying Amount	Active Markets for	Observable	Unobservable
	on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(5,737)	$(5,737)	$—	$—

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
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
NOTE 10 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company adopted ASC Topic 815, Derivatives and Hedging, on January 1, 2009. This guidance was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.
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
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. These agreements expire throughout 2010.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At March 31, 2010 and December 31, 2009, the Company had net derivative liabilities of $168,311 and $5,737 related to these instruments, respectively, with the related mark-to-market effects included in “Cost of sales” in the statements operations.
The following tables set forth the fair value of derivatives not designated as hedging instruments as of March 31, 2010 and December 31, 2009, respectively:

	Liability Derivatives		Liability Derivatives
	March 31, 2010 (UNAUDITED)		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity contracts — Heat oil swaps	Current liabilities	$(168,311)	Current liabilities	$(5,737)

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
During the three months ended March 31, 2010 and 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of operations as follows:

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Statement of		Statement of
	Operations Location	(Gain) Loss	Operations Location	(Gain) Loss
Commodity contracts — Heat oil swaps	Cost of sales	$168,911	Cost of sales	$(10,736)

NOTE 11 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2010, the Company generated significant net losses of $1,409,003 and experienced significant fluctuations in input costs and lack of demand for its products. The Federal blender’s credit expired on December 31, 2009. If legislative action is not taken in 2010, it may materially impair the Company’s ability to profitably produce and sell biodiesel. The Company has also received from REG, Inc., a notice of termination of its management and operational services agreement (See Note 7). In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fats, canola oil and soybean oil to lower input costs. The Company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the Company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including; debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was not in compliance with certain restrictive covenants at March 31, 2010 and December 31, 2009, and it is projected the Company will fail to comply with one or more loan covenants, including the working capital covenant throughout the Company’s 2010 fiscal year. This raises doubt about whether the Company will continue as a going concern. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2010. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as amended.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:
•	The failure of the federal government to reinstate the $1.00 per gallon biodiesel blenders’ credit;
•	Our inability to secure alternative service providers starting in August 2010 when our Management and Operational Services Agreement (“MOSA”) with Renewable Energy Group, Inc. (“REG”) terminates;
•	The availability and terms and conditions of credit or equity financing needed to continue our operations if income from operations is insufficient for us to continue biodiesel production;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our ability to comply with our loan covenants and the response of our lender to our failure to comply with such covenants;
•	Our ability to market our products and our reliance on our marketer to market our products;
•	Fuel prices, consumption of diesel and biodiesel and consumer attitudes regarding the use of biodiesel;
•	Prices of vegetable oils (particularly soybean oil), animal fats and/or other feedstock;
•	Our ability to enter into toll manufacturing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;
•	The continued imposition of tariffs or other duties on biodiesel exported to Europe;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Changes in soy-based biodiesel’s qualification under the Renewable Fuel Standard (“RFS”) and similar legislation;
•	Decreased availability of soybean oil, animal fat or other feedstock for any reason;
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

•
Changes in plant production capacity or technical difficulties in operating the plant, including changes due to events beyond our control or as a result of intentional reductions in or halting of production;

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
As of December 31, 2009, the biodiesel mixture tax credits, including the excise tax credit and the income tax credit (collectively, the “biodiesel blenders’ credit”) expired. The biodiesel blenders’ credit provides an excise tax credit of $1.00 per gallon and an income tax credit of $1.00 per gallon for biodiesel mixtures. The two credits are coordinated so that a taxpayer cannot claim both credits for the same biodiesel. The biodiesel industry depends on the biodiesel blenders’ credit to make biodiesel cost competitive with petroleum-based diesel, especially now when petroleum-based diesel prices are lower. While management anticipates that the biodiesel blenders’ credit will be reinstated within the next several months, this important federal tax incentive may never be reinstated.
For the three months covered by this report, we did not produce any biodiesel at our plant and generated net losses of $1,409,003. We recommenced production on April 1, 2010 in anticipation of the reinstatement of the biodiesel blenders’ credit. However, as of the date of this report, we have no outstanding biodiesel or glycerin sales contracts or tolling services agreements, and it is unclear whether the credit will be reinstated. We are currently out of compliance with all of our loan covenants with Beal Bank and we anticipate that we will be out of compliance with all of our loan covenants during the remainder of our 2010 fiscal year. Our net losses, combined with the loss of the biodiesel blenders’ credit, notice from REG of termination of the MOSA and our failure to satisfy the covenants of our loan agreements, have raised doubts as to our ability to continue as a going concern.
Results of Operations for the Three Months Ended March 31, 2010
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues in our statements of operations for the quarters ended March 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$0	—	$1,075,919	100.00%

Cost of Sales	1,032,178	—	1,824,616	169.59%

Gross Profit (loss)	(1,032,178)	—	(748,697)	(69.59%)

Operating Expenses	140,799	—	133,204	12.38%

Other (Expense)	(236,026)	—	(229,066)	(21.29%)

Net Loss	$(1,409,003)	—	$(1,110,967)	(103.26%)

Revenues
The following table shows the sources of our revenues for the quarters ended March 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Biodiesel/Glycerin Sales	—	—	$45,534	4.2%
Tolling Services	—	—	$1,030,385	95.8%

	—	—	$1,075,919	100.0%

We did not receive any revenues from operations for the quarter ended March 31, 2010 because we did not produce or sell any biodiesel or glycerin due to the loss of the biodiesel blenders’ credit. Our revenues are significantly lower in the three months ended March 31, 2010 than in the same period in 2009 as a result.
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
We recommenced production on April 1, 2010 in anticipation of the reinstatement of the biodiesel blenders’ credit. However, as of the date of this report, we have no outstanding biodiesel or glycerin sales contracts or tolling services agreements, and it is unclear whether the biodiesel blenders’ credit will be reinstated. Average B100 biodiesel prices for the Upper Midwest, as reported by the Jacobsen Publishing Company, for the months of March and April 2010 were $3.36 and $3.31, respectively, as compared to the respective average prices of $2.78 and $2.87 for the same periods in 2009. Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. Diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel, and current economic conditions have resulted in decreased demand for biodiesel and other fuels. Moreover, the loss of the biodiesel blenders’ credit has further decreased the ability of biodiesel fuel prices to be competitive with petroleum-based diesel. We expect lower demand in the winter months because blenders decrease their blend percentages due to cold flow concerns. Additionally, there is lower demand for biodiesel in European markets due to tariffs imposed on biodiesel imported from the U.S. We expect these trends to continue for the remainder of 2010.
Management anticipates that there may be increased demand for biodiesel under the EPA’s final RFS2 regulations discussed in our annual report on Form 10-K. There can be no assurance, however, that demand for biodiesel will be increased by the RFS2, and any increase in demand may be offset by the loss of the biodiesel blenders’ credit.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (animal fat, soybean oil and other feedstock; hydrochloric acid; methanol; and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment. Since we did not produce biodiesel during the quarter ended March 31, 2010, our primary costs of sales for the quarter were from labor and depreciation. As a result, our costs of sales for the three-month period ending March 31, 2010 are less than our costs of sales for the same period in 2009.

Our plant is capable of processing soybean oil, canola oil and refined animal fats. In mid-March, we entered into agreements with Innovative Ag Services Co. (IAS) and Archer Daniels Midland Company (ADM) similar to those we entered into during our 2009 fiscal year. Under these agreements, we committed to purchase approximately 1,975,000 gallons of soybean oil for March and April 2010 delivery. IAS provides financing for these purchases in exchange for interest, a fee per gallon of biodiesel produced with the feedstock and a security interest in our biodiesel and feedstock inventory. Approximately 508,400 gallons were received through March 31, 2010, with another 392,450 gallons prepaid, leaving 1,074,150 gallons committed for future periods with total value of approximately $3,100,000. We do not have any agreements for sales of biodiesel using this feedstock, however.
Soybean oil prices remain high in comparison to biodiesel prices; Jacobsen Publishing Company reported that the central Illinois average March and April 2010 soybean oil prices were $0.3831 and $0.3921 per pound respectively, as compared to $0.3152 and $0.3571 per pound for the same months in 2009. Our ability to use feedstock other than soybean oil and refined animal fats depends on our ability to gain access to a consistent supply of feedstock at competitive prices and to obtain feedstock that has been pretreated for use at our plant if necessary. If we cannot obtain adequate supplies of feedstock at affordable costs for sustained periods, we expect to continue to experience brief temporary shutdowns, and we may be forced to permanently shut down the plant.
Operating Expenses
Operating expenses for the three months ended March 31, 2010 totaled $140,799 and $133,204 for the same period in 2009. Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses for each quarter will remain fairly consistent.
Other Income (Expenses)
Our other income and expenses for the three months ended March 31, 2010 resulted primarily from interest expense of $246,694. We expect our other income (expenses) to remain fairly consistent for each quarter.
Changes in Financial Condition for the Three Months Ended March 31, 2010
The following table sets forth our sources of liquidity for the three months ended March 31, 2010 compared to the fiscal year ended December 31, 2009:

	March 31, 2010	December 31, 2009
Current Assets	$7,780,409	$7,505,501
Current Liabilities	$28,072,107	$26,959,633
Total Members Equity	$15,875,601	$17,284,604
Current Assets
The increase in current assets is primarily due to an increase in cash, inventory and prepaid feedstocks, partially offset by a decrease in incentive receivables.
Current Liabilities
Our long-term debt has been classified as a current liability, due to our failure to meet the financial covenants under our term loan. These loan covenant violations constitute an event of default under our loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest or a loss of the assets securing the loan if the lender elects to foreclose the loan.
During the fourth quarter of our 2009 fiscal year, we entered into an agreement with ADM to purchase canola oil as the feedstock to produce biodiesel. We also agreed to sell the biodiesel that was produced to ADM. We engaged IAS to provide financing for us to purchase canola oil feedstock from ADM. We agreed to pay IAS interest on the financing provided, as well as a fee per gallon of biodiesel produced with the feedstock. In exchange for this trade financing, we granted IAS a security interest in our biodiesel and feedstock inventory. Jack Friedman, one of our directors and a member of our audit committee, is the Chief Executive Officer of IAS. All of the biodiesel that ADM agreed to purchase from us under this agreement was delivered prior to the end of our 2009 fiscal year. For the three months ended March 31, 2010, we had fees and interest payable under this arrangement of $2,548,975.

In mid-March, we entered into a subsequent agreement with IAS and ADM to purchase approximately 1,975,000 gallons of soybean oil for March and April 2010 delivery. Approximately 508,400 gallons were received through March 31, 2010, with another 392,450 gallons prepaid, leaving 1,074,150 gallons committed for future periods with total value of approximately $3,100,000.
Members’ Equity
The change in the members’ equity was due to an increase in the accumulated deficit from $8,945,492 to $10,354,495 as a result of our net loss.
Plan of Operations for the Next 12 Months
Plant Operations
Due to the expiration of the biodiesel blenders’ credit, we did not produce any biodiesel at our plant. As of March 31, 2010, we have 10 full-time employees. We reduced our employment levels due to the fact that the biodiesel plant was not operating. In addition to our employees, our general manager, Tom Brooks, and operations manager, Mike Chandler, are employed by REG and placed at our facility pursuant to our MOSA.
We recommenced production on April 1, 2010 in anticipation of the reinstatement of the biodiesel blenders’ credit. However, as of the date of this report, we have no outstanding biodiesel or glycerin sales contracts or tolling services agreements, and it is unclear whether the credit will be reinstated.
Under our MOSA with REG, REG is required to provide for the management of our plant, acquire feedstock and chemicals necessary for the plant’s operation and to perform administrative, sales and marketing functions. On June 5, 2009, we received notice from REG that it was terminating the MOSA effective as of August 1, 2010. In November 2009, we reached a settlement with REG regarding our disputes under the MOSA and entered into a First Amendment to the MOSA. Despite settling our disputes with REG, the MOSA and the First Amendment to the MOSA are scheduled to terminate on August 1, 2010. We are in the process of evaluating our options with respect to securing alternative biodiesel and glycerin marketing arrangements. Our failure to contract with a biodiesel or glycerin marketer on acceptable terms could significantly and negatively impact our revenues and our ability to operate the biodiesel plant.
Operating Budget and Financing of Plant Operations
Except for the limited financing described above with regard to IAS, we have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We do not anticipate securing any additional debt or equity financing during the remainder of the 2010 fiscal year. We do not believe that market conditions are favorable for us to secure such additional debt or equity financing. However, management continues to consider all opportunities to increase our liquidity, including through additional debt or equity financing.
Our ability to finance our operations during the next 12 months depends in large part on whether we are producing biodiesel at the plant and whether we are able to sell the biodiesel we produce. When the biodiesel plant is not operating, our operations are less expensive since they generally consist of maintaining the condition of the plant, including employing a smaller group of employees to continue to maintain the equipment in the biodiesel plant, as well as our office staff necessary to continue to operate the company. Since we recommenced production on April 1, 2010 in anticipation of the reinstatement of the biodiesel blenders’ credit, we anticipate incurring increased costs associated with producing biodiesel. However, as of the date of this report, we have no outstanding biodiesel or glycerin sales contracts or tolling services agreements, and it is unclear whether the credit will be reinstated. If we are unable to sell the biodiesel produced at prices which support our operations, we anticipate that we will not have sufficient cash to continue operations for a sustained period.

Pursuant to the MOSA, we pay REG a management fee based upon the number of gallons of biodiesel produced. Additionally, we may be obligated to pay a yearly income bonus equal to a certain percentage of our net income if REG meets certain conditions. For the three months ended March 31, 2010, we did not incur fees under the MOSA and no amounts were payable as of March 31, 2010 because we did not produce biodiesel.
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
Liquidity and Capital Resources
Cash Flows
Cash Flow from Operating Activities. Net cash used in operating activities for the three months ended March 31, 2010 totaled $1,376,564, compared to net cash used in operating activities for the three months ended March 31, 2009 of $73,952. This was due to increases in margin deposits, inventory and prepaid feedstocks and a decrease in accounts receivable and incentives receivable.
Cash Flow from Investing Activities. We did not use any net cash in investing activities for the three months ended March 31, 2010. We did not have any covenant requirements in 2010 due to losses. For the three months ended March 31, 2009 we used $76,838 in cash for investing activities.
Cash Flow from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2010 totaled $2,301,518. Cash provided by financing activities increased due to the advance received from IAS, and cash used decreased due to the temporary reduction of our loan payments to $150,000. For the three months ended March 31, 2009 we used $836,848 in financing activities, which represent our payments on long-term debt.
Sources of Funds
Equity Financing. We have used all of the proceeds from our equity offerings to fund the construction and start-up of our plant and for our ongoing operations. We do not anticipate securing any equity financing during the remainder of the 2010 fiscal year. We do not believe that market conditions are favorable for us to secure such additional equity financing. However, management continues to consider all opportunities to increase our liquidity, including through additional equity financing.
Debt Financing. In October 2006, we closed on our term loan with Marshall Bankfirst (“Bankfirst”). The requirements of our term loan are more specifically described in the loan documents we executed with Bankfirst. The loan term is seventy-four months, which consists of a construction phase and a term phase. The construction phase ended March 1, 2008, and the term phase commenced thereafter. On March 1, 2008, we selected the variable rate option for the loan of 0.25% over the prime rate (3.50% at March 31, 2010). Monthly payments under the term phase are $339,484 including interest at a variable rate. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10 year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due and payable in full on January 1, 2013. As of March 31, 2010, the outstanding balance on our term loan was $24,958,549. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender, except with regard to the limited financing provided by IAS for purchasing feedstock.
We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property for the loan and credit agreements discussed above. Due to our lender’s security interest in our assets, we are not free to sell our assets without its permission, which could limit our operating flexibility.

In July 2009, state banking regulators shut down BankFirst. Beal Bank Nevada is our new lender. Under an amendment to our loan agreement, Beal Bank recently allowed us to make reduced payments on our term loan of $150,000 per month for nine months beginning in November 2009. We anticipate paying our regular loan payments once this nine-month period expires.
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
We are not in compliance with these restrictive covenants as of March 31, 2010, and it is projected that we will fail to comply with one or more loan covenants through the remainder of our 2010 fiscal year. Failure to comply with such covenants constitutes a default under our loan agreements. While we continue to be in default, our lender is entitled to elect to take any one or more actions, including, without limitation, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosure on its mortgage on our real estate and its security interest in our personal property securing our loans. Such actions would have a material adverse impact on our financial condition and results of operations and could result in the loss of the assets securing our loans and a permanent shutdown of our plant.
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
Government Programs and Grants. We have entered into a loan agreement with the Iowa Department of Economic Development (IDED) for $400,000. This loan is part of the IDED’s Value Added Program and $100,000 of the loan is forgivable. As of March 31, 2010 we owe $225,000. The loan requires us to maintain production rates at our nameplate capacity and maintain certain employment levels. Effective September 17, 2009, IDED agreed to amend the requirements of our loan to extend the project completion date to May 31, 2011 and the project maintenance date to May 31, 2013. This means that beginning on the amended project completion date, we will be required to have 30 full time employees and maintain those positions through the project maintenance date. Any failure to satisfy these requirements constitutes a default, and may result in acceleration of the loan, as well as partial or full repayment of the forgivable portion if IDED exercises the remedies available to it.
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
Distribution to Unit Holders
As of March 31, 2010, the board of directors of the Company had not declared any distributions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a term loan which bears a variable interest rate. Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at	Interest Rate at	Adverse 10% Change in	Annual Adverse Change
March 31, 2010	March 31, 2010	Interest Rates	to Income
$24,958,549	3.50%	3.85%	$89,980.77
Commodity Price Risk
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We use derivative financial instruments as part of an overall strategy to manage market risk. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of ASC 815, Derivatives and Hedging.
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
At March 31, 2010 and December 31, 2009 the Company had net derivative liabilities of $168,311 and $5,737, respectively, related to home heating oil swaps commodity contracts, with the related mark-to-market effects included in “Cost of Sales” in the statements of operations. For the three months ended March 31, 2010, the Company recorded an increase to cost of sales of $168,911 related to derivative contracts.
Several variables could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are intended to produce long-term growth for the Company.

A sensitivity analysis has been prepared to estimate our exposure to soybean oil and biodiesel price risk. The table presents the net fair value of our derivative instruments as of March 31, 2010 and December 31, 2009, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical
		Adverse Change -
	Fair Value	Market Risk
March 31, 2010	$79,214.59	$423,000
December 31, 2009	$8,152.39	$18,000
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our units may have little or no value. We are currently in violation of the financial covenants contained in our loan agreement with Beal Bank. Failure to comply with these loan covenants constitutes an event of default under our loan agreement which, at the election of Beal Bank, could result in the acceleration of the unpaid principal balance and accrued interest under the loan agreement. This would require us to immediately repay all amounts that are owed to Beal Bank. We do not anticipate having the funds to immediately repay Beal Bank if Beal Bank accelerates our loan. Further, REG has given us notice that it is terminating the MOSA as of August 1, 2010. In addition, as a result of the expiration of the biodiesel blenders’ credit, we did not operate the biodiesel plant during the quarter ended March 31, 2010. Although we have recommenced operations as of April 1, 2010, we do not have any contracts for the sale of our product. As discussed in Note 11 to the accompanying financial statements, these and other unfavorable operating conditions have created uncertainty regarding our ability to continue to operate as a going concern. If we are not able to continue to operate as a going concern, we may be forced to file for bankruptcy or otherwise liquidate our assets. This could result in the loss of some or all of the value of our units.

Loss of or ineligibility for favorable tax benefits for biodiesel production could result in the permanent shutdown of our plant. The biodiesel industry and our business are assisted by various federal biodiesel incentives such as the subsidy for small agri-biodiesel producers and the biodiesel blenders’ credit. The biodiesel blenders’ credit expired on December 31, 2009 and the subsidy for small producers is set to expire December 31, 2010. When the biodiesel blenders’ credit expired, it resulted in substantially all biodiesel producers in the United States ceasing operations. Although management has restarted biodiesel production in anticipation of the reinstatement of the biodiesel blenders’ credit, if the biodiesel blenders’ credit is not reinstated or is reinstated at a lower level, it may result in our failure which could result in the loss of some or all of the value of our units.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
As described in Part II, Item 2 “Liquidity and Capital Resources,” for the period covered by this report, we were in default of the covenants contained in our loan agreement with our lender, Beal Bank Nevada. Our failure to comply with these covenants constitutes an event of default under our agreement, entitling our lender to exercise any one or more of its remedies provided under the loan documents and applicable law, including, but not limited to, acceleration of the unpaid principal balance under the loan agreements and all accrued interest thereon, or foreclosing on its mortgage and security interests in the collateral which secures our debt financing. As of the date of this report, Beal Bank Nevada has also chosen not to exercise its remedies. However, if we continue to be in default, our lender may not continue to forebear from exercising such additional remedies.
Item 4. (Removed and Reserved)
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

WESTERN DUBUQUE BIODIESEL, LLC
Date: May 17, 2010	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: May 17, 2010	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)