Form 10-Q
period 2010-06-30
Western Dubuque Biodiesel, LLC
filed 2010-08-16
CIK 1396709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2010
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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 16, 2010, there were 29,779 membership units outstanding.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,273,812	$3,379,382
Margin deposits	499,065	13,890
Accounts receivable:
Trade	—	55,090
Related party	37,733	143,059
Other receivables	212,308	12,000
Derivative instruments	69,779	—
Incentive receivables	—	3,494,322
Inventory	7,438,276	313,929
Utility deposits	87,099	—
Prepaid feedstocks and expenses	30,170	93,829

Total current assets	10,648,242	7,505,501

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	407,203	407,203
Plant and process equipment	37,799,987	37,799,987
Vehicles	42,537	42,537

Total, at cost	41,340,820	41,340,820
Less accumulated depreciation	6,389,690	5,294,490

Total property, plant and equipment	34,951,130	36,046,330

OTHER ASSETS
Restricted cash	406,929	406,929
Loan origination fees, net of amortization	237,898	285,477

Total other assets	644,827	692,406

TOTAL ASSETS	$46,244,199	$44,244,237

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$86,573	$390,791
Related party	—	1,047,081
Short-term borrowings — related party	5,658,500	—
Current portion of long-term debt	24,940,905	25,435,486
Derivative instruments	—	5,737
Accrued liabilities	67,138	63,138
Deferred rent	16,100	17,400

Total current liabilities	30,769,216	26,959,633

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Accumulated deficit	(10,755,113)	(8,945,492)

Total members’ equity	15,474,983	17,284,604

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$46,244,199	$44,244,237

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES
Biodiesel and by product sales — related party	$214,913	$2,364,366	$214,913	$2,409,900
Tolling services — related party	—	—	—	1,030,385
Incentive funds	—	426,252	—	426,252

Total revenues	214,913	2,790,618	214,913	3,866,537

COST OF SALES
Materials, labor and overhead	656,583	1,854,222	1,519,850	3,689,574
Net losses (gains) on derivative instruments	(524,603)	431,239	(355,692)	420,503

Total cost of sales	131,980	2,285,461	1,164,158	4,110,077

Gross profit (loss)	82,933	505,157	(949,245)	(243,540)

OPERATING EXPENSES
Consulting and professional fees	41,707	73,979	119,523	144,181
Office and administrative expenses	80,976	88,194	143,959	151,196

Total operating expenses	122,683	162,173	263,482	295,377

OTHER INCOME (EXPENSE)
Other income	650	650	1,300	1,300
Interest income	7,496	10,445	17,514	42,584
Interest expense	(369,014)	(262,379)	(615,708)	(524,234)

Total other expense	(360,868)	(251,284)	(596,894)	(480,350)

NET INCOME (LOSS)	$(400,618)	$91,700	$(1,809,621)	$(1,019,267)

BASIC AND DILUTED INCOME (LOSS) PER UNIT	$(13.45)	$3.08	$(60.77)	$(34.23)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	$29,779	29,779	29,779	29,779

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,809,621)	$(1,019,267)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,095,200	1,094,433
Amortization	47,579	47,580
Effects of changes in operating assets and liabilities
Margin deposits	(485,175)	(402,086)
Accounts receivable	160,416	(48,470)
Other receivables	(200,308)	(12,342)
Incentive receivables	3,494,322	(419,679)
Inventory	(7,124,347)	(3,965,070)
Utility deposits	(87,099)	—
Prepaid feedstocks and expenses	63,659	27,239
Derivative instruments	(75,516)	(1,411)
Accounts payable	(1,351,299)	(397,786)
Accrued liabilities	4,000	(102,149)
Deferred rent	(1,300)	8,700

Net cash used in operating activities	(6,269,489)	(5,190,308)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment, including construction in progress	—	(41,387)
Increase in restricted cash	—	(123,916)

Net cash used in investing activities	—	(165,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under short-term financing with related party	5,658,500	—
Payments on long-term debt	(494,581)	(1,617,675)

Net cash provided by (used in) financing activities	5,163,919	(1,617,675)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,105,570)	(6,973,286)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,379,382	7,553,554

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,273,812	$580,268

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
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
In the opinion of management, all adjustments have been made that are necessary to fairly present the financial position, results of operations, and cash flows of the Company. Management has deemed all adjustments of a normal or recurring nature.
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be $-0- at June 30, 2010 and December 31, 2009.
Account balances with invoices past stated terms are considered delinquent. No interest is charged on trade receivables with past due balances. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the customer’s total balances.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
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
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for each of the six months ended June 30, 2010 and 2009 was $47,579 and $47,580, respectively.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
Loss Per Unit
Losses per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of June 30, 2010 and 2009, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products under the tolling services agreement are raw materials (hydrochloric acid, methanol, and other catalysts), energy (natural gas and electricity), labor and depreciation on process equipment.
Fixed costs during the periods when the plant is idle are classified in cost of sales. Cost of sales during these periods primarily consists of labor, depreciation on process equipment, and other indirect costs.
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
JUNE 30, 2010
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
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends FASB ASC 310 to require additional disclosures about the credit quality of financing receivables and the allowance for credit losses. ASU 2010-20 defines two levels of disaggregation — portfolio segment and class of financing receivables — and amends existing disclosure requirements to include information about the credit quality of financing receivables and allowance for credit losses at a greater level of disaggregation. It also requires disclosures on credit quality indicators, past due information, and modifications of financing receivables by class of financing receivables and significant purchases and sales by portfolio segment. The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, or December 31, 2010 for the Company. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, or three months ending March 31, 2011 for the Company. ASU 2010-20 is not expected to have a material effect on the Company’s financial position and results of operations.
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
The Company receives federal incentive revenues from the Volumetric Ethanol Excise Tax Credit (“VEETC”) and Commodity Credit Corporation (CCC) Bioenergy Programs. The VEETC expired on December 31, 2009. The amount of incentives receivable was $-0- and $3,494,322 as of June 30, 2010 and December 31, 2009.
NOTE 3 — INVENTORY
Inventory consists of:

	(unaudited)
	June 30,	December 31,
	2010	2009

Raw material	$768,594	$161,471
Work in progress	373,385	72,996
Finished goods	6,296,297	79,462

Total	$7,438,276	$313,929

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	(unaudited)
	June 30,	December 31,
	2010	2009

Note payable to Beal Bank — see details below	$24,728,636	$25,188,855

Note payable to the Iowa Department of Economic Development — see details below	210,000	240,000

Note payable to Hodge Material Handling — see details below	2,269	6,631

Total	24,940,905	25,435,486
Less current portion	24,940,905	25,435,486

Long-term portion	$—	$—

Due to going concern issues addressed in Note 11, the debt has been classified as current.
On July 5, 2006, the Company entered into a $35,500,000 loan agreement with Marshall BankFirst, and in July 2009, the loan agreement was acquired by Beal Bank. The loan commitment was the lesser of $35,500,000 or sixty one percent of total project costs. The loan term is seventy-four months which consists of the construction phase and a term phase. The construction phase ended March 1, 2008 and the term phase commenced thereafter. Monthly interest payments were required during the construction phase with monthly interest and principal required during the term phase to be based on a ten year principal amortization. Monthly payments of $339,484 including interest at a variable rate commenced March 1, 2008 under the term phase with the remaining principal and interest due at maturity, January 1, 2013. The agreement was amended and monthly payments were reduced to $150,000 beginning in November 2009 and continuing until November 2010. The loan commitment also includes a provision for additional payments during the term phase, based on one-third of all monthly earnings before interest, taxes, depreciation and amortization (EBITDA) remaining after the regularly scheduled principal and interest payments have been paid in full. The agreement also includes provisions for reserve funds for capital improvements, working capital, and debt service. As of June 30, 2010, balances of $354,708 and $52,221 remain in the debt service reserve and capital reserve funds as restricted cash. During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase the Company selected the variable rate option of 25 basis points over the prime rate (3.50% at June 30, 2010 and December 31, 2009). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements, the Company is to adhere to certain financial covenants. The Company is to adhere to minimum debt service coverage, fixed charge coverage, and current ratio requirements, as well as a maximum debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company was not in compliance with certain covenants as of June 30, 2010 and December 31, 2009.
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
The Company had issued a $116,132 letter of credit through American Trust Bank in favor of Black Hills Energy (previously Aquila, Inc.). The letter of credit was effective for the period February 6, 2007 through February 6, 2010. The letter of credit expired in February 2010 and the Company placed funds on deposit with Black Hills Energy. The deposit is to be adjusted annually based on volume used.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
During 2010 the Company entered into a financing agreement with a related party to produce a specified number of biodiesel gallons and finance the feedstock purchases (See Note 7). The agreement calls for specified fees based on gallons produced and interest on feedstock purchased. Interest is payable monthly at the prime rate plus 4.0% (7.25% at June 30, 2010). Outstanding borrowings and fees under this agreement are payable upon sale of the biodiesel. The balance outstanding under this agreement as of June 30, 2010 was $5,658,500, including accrued interest of $33,195. The agreement is secured by feedstock and biodiesel inventory.
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
NOTE 6 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Cash paid for interest	$568,129	$493,000

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
On June 5, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement. The Company and REG, Inc. operated under an amended management and operational services agreement dated November 25, 2009. The management and operational services agreement expired on August 1, 2010.
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the six months ended June 30, 2010 and 2009, the Company incurred fees of $15,311 and $182,751, respectively. The amount payable to REG, Inc. as of June 30, 2010 and December 31, 2009 was $-0- and $29,756, respectively.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
The Company purchased feedstocks under a financing agreement from a company related to a member of the board of directors during 2010. The agreement calls for specified fees based on gallons produced and interest on feedstock purchases. For the six months ended June 30, 2010, the Company purchased feedstocks and incurred fees of $6,375,202. The amount payable to this related company as of June 30, 2010 was $5,658,500 and included in short-term borrowings (see Note 4). The Company also purchased feedstocks from this related party during 2009 under standard trade terms. The amount payable at December 31, 2009 was $1,017,325.
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
NOTE 8 — COMMITMENTS AND CONTINGENCIES
The Company has received refunds from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs. As of June 30, 2010, there was a total of $364,902 committed under the program of which $245,335 remained to be covered by future state payroll tax withholdings.
In June 2007, the Company entered into a water use agreement with the City of Farley. The agreement requires a minimum usage of 50,000 gallons per day over the life of the agreement, which expires in 2026. At June 30, 2010 and December 31, 2009, the remaining estimated minimum cost under the agreement was $621, 311 and $730,954, respectively.
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
The following tables set forth financial assets and liabilities measured at fair value in the statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2010 and December 31, 2009:

June 30, 2010 (unaudited)
Significant
		Quoted Prices in	Other	Significant
	Carrying Amount	Active Markets for	Observable	Unobservable
	on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial assets:

Commodity derivatives	$69,779	$69,779	$—	$—

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At June 30, 2010 and December 31, 2009, the Company had net derivative assets (liabilities) of $69,779 and $(5,737) related to these instruments, respectively, with the related mark-to-market effects included in “Cost of sales” in the statements operations.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
The following tables set forth the fair value of derivatives not designated as hedging instruments as of June 30, 2010 and December 31, 2009, respectively:

	Asset Derivatives		Liability Derivatives
	June 30, 2010 (unaudited)		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity contracts — Heat oil swaps	Current assets	$69,779	Current liabilities	$(5,737)

During the three and six months ended June 30, 2010 and 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of operations as follows:

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Statement of		Statement of
	Operations Location	(Gain) Loss	Operations Location	(Gain) Loss
Commodity contracts — Heat oil swaps	Cost of sales	$(524,603)	Cost of sales	$431,239

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Statement of		Statement of
	Operations Location	(Gain) Loss	Operations Location	(Gain) Loss
Commodity contracts — Heat oil swaps	Cost of sales	$(355,692)	Cost of sales	$420,503

NOTE 11 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2010, the Company generated significant net losses of $1,809,621 and experienced significant fluctuations in input costs and lack of demand for its products. The Federal blender’s credit expired on December 31, 2009. If legislative action is not taken in 2010, it may materially impair the Company’s ability to profitably produce and sell biodiesel. The Company’s management and operational services agreement with REG, Inc. expired on August 1, 2010 (See Note 7). In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fats, canola oil and soybean oil to lower input costs. The Company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the Company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including; debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was not in compliance with certain restrictive covenants at June 30, 2010 and December 31, 2009, and it is projected the Company will fail to comply with one or more loan covenants, including the working capital covenant throughout the Company’s 2010 fiscal year. This raises doubt about whether the Company will continue as a going concern. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.
NOTE 12 — SUBSEQUENT EVENTS
On August 1, 2010, the Company’s management and operational services agreement with REG, Inc. expired.
Management evaluated subsequent events through the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2010. You should read this discussion in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as amended.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including those described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:
•	The failure of the federal government to reinstate the $1.00 per gallon biodiesel blenders’ credit;

•	Our ability to secure and retain service providers following the termination of our Management and Operational Services Agreement (“MOSA”) with Renewable Energy Group, Inc. (“REG”) on August 1, 2010;

•	The availability and terms of credit or equity financing needed to continue operations if our income from operations is insufficient for us to continue producing biodiesel;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to comply with our loan covenants and our lender’s response to our noncompliance with such covenants;

•	Our ability to market our products and our reliance on our marketer to market our products;

•	Fuel prices, diesel and biodiesel consumption and consumer attitudes regarding biodiesel use;

•	Prices of vegetable oils (particularly soybean oil), animal fats and other feedstock;

•	Our ability to enter into toll manufacturing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;

•	The continued imposition of tariffs or other duties on biodiesel exported to Europe;

•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;

•	Changes in soy-based biodiesel’s qualification under the Renewable Fuel Standard (“RFS”) and similar legislation;

•	Decreased availability of soybean oil, animal fat or other feedstock;

•
Our ability to locate alternative feedstock to respond to market conditions, particularly since we lack the capability to pre-treat and process raw animal fats and other crude vegetable oils at our plant;

•	laws, tariffs, trade or other controls or enforcement practices such as: national, state and local energy policy; federal biodiesel tax incentives; and environmental laws and regulations;

•	the biodiesel industry’s ability to successfully lobby for legislation beneficial to the biodiesel industry;

•	Changes in plant production capacity or technical difficulties in operating the plant, including changes due to events beyond our control or due to intentional reductions or shutdowns;

•	Changes and advances in biodiesel production technology, including our competitors’ ability to process raw animal fats or other feedstock which we cannot process;

•	Competition from alternative fuels; and

•	Other factors described in this report.
We undertake no duty to update these forward-looking statements, even though our situation may change in the future. We cannot guarantee future results, events, levels of activity, performance, or achievements. You should not put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify our forward-looking statements by these cautionary statements.
Overview
Western Dubuque Biodiesel, LLC (“we” or “us”) was formed on November 14, 2005 as an Iowa limited liability company. We own and operate a 30 million gallon per year biodiesel production plant in Farley, Dubuque County, Iowa and produce and sell biodiesel and its primary co-product, glycerin.
On December 31, 2009, the biodiesel mixture tax credits, including the excise tax credit and the income tax credit (collectively, the “biodiesel blenders’ credit”) expired. The biodiesel blenders’ credit provided a $1.00 per gallon excise tax credit and a $1.00 per gallon income tax credit for biodiesel mixtures. The two credits are coordinated so that a taxpayer cannot claim both credits for the same biodiesel. The biodiesel industry depends on the biodiesel blenders’ credit to make biodiesel cost-competitive with petroleum-based diesel, especially now when petroleum-based diesel prices are lower. While management anticipates that the biodiesel blenders’ credit will be reinstated within the next several months, this important federal tax incentive may never be reinstated.
In the first quarter of 2010, we did not produce any biodiesel at our plant. We recommenced production on April 1, 2010 in anticipation of the reinstatement of the biodiesel blenders’ credit. For the three months covered by this report, we produced 1,923,298 gallons of biodiesel and generated net losses of $400,618. As of the date of this report, we are not producing biodiesel and have no outstanding biodiesel or glycerin sales contracts or tolling services agreements. We are currently out of compliance with our loan covenants with our lender, and we anticipate that we will be out of compliance with our loan covenants during the remainder of 2010. Our net losses, combined with the loss of the biodiesel blenders’ credit, termination of the MOSA with REG on August 1, 2010, and our failure to satisfy our loan covenants, have raised doubts as to our ability to continue as a going concern.
Results of Operations for the Three Months Ended June 30, 2010
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues for the quarters ended June 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$214,913	100.00%	$2,790,618	100.00%

Cost of Sales	131,980	61.41%	2,285,461	81.90%

Gross Profit (loss)	82,933	38.59%	505,157	18.10%

Operating Expenses	122,683	57.08%	162,173	5.81%

Other (Expense)	(360,868)	167.91%	(251,284)	(9.00%)

Net Income (Loss)	$(400,618)	186.41%	$91,700	3.29%

Revenues
Revenues from operations for the quarter ended June 30, 2010 were $214,913, which is significantly lower than in the same period in 2009. Although we produced 1,923,398 gallons of biodiesel during the quarter, we sold only 23,129 gallons due to the expiration of the blenders’ credit and unfavorable market conditions. Moreover, we did not receive any incentive funds for the three months ended June 30, 2010, compared to incentive funds of $426,252 for the same period in 2009.
We are subject to industry-wide factors that affect our operating and financial performance. Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin, feedstock costs and other operating costs. In addition, our revenues are impacted by such factors as our dependence on one or a few major customers who market and distribute our products; the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; legislation at the federal, state and/or local level; and changes in federal biodiesel supports and incentives.
We recommenced production on April 1, 2010 in anticipation of the reinstatement of the biodiesel blenders’ credit. However, as of the date of this report, we are not producing biodiesel and have no outstanding biodiesel or glycerin sales contracts or tolling services agreements. Average B100 biodiesel prices for the Upper Midwest, as reported by the Jacobsen Publishing Company, for the months of May and June 2010 were $3.25 and $3.18, respectively, slightly up from the respective average prices of $2.98 and $3.10 for the same periods in 2009. Because biodiesel is primarily used as an additive to petroleum-based diesel, biodiesel prices have generally correlated to diesel fuel prices. However, diesel fuel prices per gallon are below or equal to biodiesel prices, and current economic conditions have resulted in decreased demand for biodiesel and other fuels. Moreover, the loss of the biodiesel blenders’ credit has further decreased the ability of biodiesel fuel prices to be competitive with petroleum-based diesel. We expect even lower demand in the winter months because blenders decrease their blend percentages due to cold flow concerns. Additionally, there is lower demand for biodiesel in European markets due to tariffs imposed on biodiesel imported from the U.S. We expect these trends to continue for the remainder of 2010.
Management anticipates that there may be increased demand for biodiesel under the EPA’s final RFS2 regulations discussed in our annual report on Form 10-K. There can be no assurance, however, that the RFS2 will increase demand for biodiesel, and any increase may be offset by the loss of the biodiesel blenders’ credit.
Cost of Sales
The primary components of cost of sales from biodiesel production are raw materials (feedstock; hydrochloric acid; methanol; and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment. Although we produced similar amounts of biodiesel for the comparable periods, sales of biodiesel for the three-month period ending June 30, 2010 were significantly less than sales for the same period in 2009. Our cost of sales in 2010 were also less, due primarily to gains on derivative instruments in 2010, as well as lower labor costs due to a reduced workforce.
Our plant can process soybean oil, canola oil and refined animal fats. Soybean oil prices remain high in comparison to prices at which we can sell our biodiesel. Jacobsen Publishing Company reported that the central Illinois average May and June 2010 soybean oil prices were $0.3762 and $0.3671 per pound respectively, as compared to $0.3820 and $0.3777 per pound for the same months in 2009. Our ability to use feedstock other than soybean oil and refined animal fats depends on whether we can gain access to a consistent feedstock supply at competitive prices and obtain feedstock that has been pretreated for use at our plant if necessary. If we cannot obtain adequate feedstock at affordable costs for sustained periods, we expect to continue to experience temporary shutdowns, and we may be forced to permanently shut down the plant.
In mid-March 2010, we entered into agreements with Innovative Ag Services Co. (IAS) similar to those we entered into during our 2009 fiscal year. As described below in more detail, under these agreements, we committed to purchase approximately 1,975,000 gallons of soybean oil for March and April 2010 delivery.

Operating Expenses
Operating expenses were $122,683 for the three months ended June 30, 2010 and $162,173 for the same period in 2009. Our operating expenses are primarily consulting and professional fees and office and administrative expenses. Under the MOSA, we paid REG a management fee based upon the number of gallons of biodiesel produced and were required to pay a yearly income bonus equal to a certain percentage of our net income if REG met certain conditions. For the three months ended June 30, 2010, we incurred fees of $15,311 under the MOSA and no amounts were payable as of June 30, 2010. We expect that going forward our operating expenses will remain consistent.
Other Income (Expenses)
Our other income and expenses for the three months ended June 30, 2010 was primarily interest expense of $369,014. We expect our other income (expenses) to remain consistent for each quarter.
Results of Operations for the Six Months Ended June 30, 2010
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues for the six months ended June 30, 2010 and June 30, 2009:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	214,913	100.00%	$3,866,537	100.00%

Cost of Sales	1,164,158	541.69%	4,110,077	105.75%

Gross Profit (Loss)	(949,245)	(441.69%)	(243,540)	(6.27%)

Operating Expenses	263,482	122.60%	295,377	7.6%

Other Income (Expense)	(596,894)	(277.74%)	(480,350)	(12.36%)

Net Income (Loss)	(1,809,621)	(842.02%)	(1,019,267)	(26.23%)
Revenues
Our revenues are significantly lower in the six months ended June 30, 2010 than the same period in 2009, primarily due to selling less biodiesel in 2010. Additionally, for the six months ended June 30, 2010, we did not receive any incentive funds, as compared to incentive funds of $426,252 for the same period in 2009.
Cost of Sales
We sold significantly less biodiesel in the first six months of 2010, and our costs of sales for period are substantially less than our costs of sales for the same period in 2009, due primarily to decreased production, gains on derivative instruments in 2010 and lower labor costs due to a reduced workforce.
In March 2010, we entered into agreements with IAS similar to those we entered into during our 2009 fiscal year. Under these agreements, we committed to purchase approximately 1,975,000 gallons of soybean oil for March and April 2010 delivery. IAS provides financing for these purchases in exchange for interest, a fee per gallon of biodiesel produced with the feedstock and a security interest in our biodiesel and feedstock inventory. For the six months ended June 30, 2010, we purchased feedstocks under this arrangement and incurred fees of $6,375,202. We do not have any agreements for sales of biodiesel that we produced using this feedstock, however.

Operating Expenses
Our operating expenses were $263,482 and $295,377 for the six months ended June 30, 2010 and 2009, respectively. Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses will remain consistent.
Other Income (Expenses)
Our other expenses of $596,894 for the six months ended June 30, 2010 resulted primarily from interest expense of $615,708, partially offset by our other income and interest income. We expect that going forward our other income (expenses) will remain consistent.
Changes in Financial Condition for the Six Months Ended June 30, 2010
The following table sets forth our sources of liquidity at June 30, 2010 compared to December 31, 2009:

	June 30, 2010	December 31, 2009
Current Assets	10,648,242	$7,505,501
Current Liabilities	30,769,216	$26,959,633
Total Members Equity	15,474,983	$17,284,604
Current Assets
The increase in current assets is primarily due to an increase in inventory, partially offset by a decrease in cash.
Current Liabilities
Our long-term debt has been classified as a current liability due to our failure to meet the financial covenants under our term loan. These loan covenant violations constitute an event of default under our loan agreement which, at our lender’s election, could result in the acceleration of the unpaid principal loan balance and accrued interest or a loss of the assets securing the loan if the lender elects to foreclose the loan.
During the fourth quarter of 2009, we entered into an agreement with ADM to purchase canola oil for feedstock to produce biodiesel. We also agreed to sell the biodiesel that was produced to ADM. We engaged IAS to provide financing for us to purchase the feedstock from ADM. We agreed to pay IAS interest on the financing provided, as well as a fee per gallon of biodiesel produced with the feedstock. In exchange for this trade financing, we granted IAS a security interest in our biodiesel and feedstock inventory. Jack Friedman, one of our directors and a member of our audit committee, is the Chief Executive Officer of IAS. The biodiesel that ADM agreed to purchase from us under this agreement was delivered before the end of 2009. In mid-March, we entered into a subsequent agreement with IAS to purchase approximately 1,975,000 gallons of soybean oil for March and April 2010 delivery. As of June 30, 2010, we owed IAS $5,658,500 under these arrangements.
Members’ Equity
The change in members’ equity is due to an increase in the accumulated deficit from $8,945,492 to $10,755,113 due to our net loss.
Plan of Operations for the Next 12 Months
Plant Operations
We did not produce biodiesel in the first quarter of 2010, and our plant operated substantially below its nameplate capacity during the quarter covered by this report. As of the date of this report, we are not producing biodiesel and we have no outstanding biodiesel or glycerin sales contracts or tolling services agreements.

We reduced our employment levels in comparison with the same period in 2009 because the biodiesel plant is experiencing reduced production and shutdowns. As of June 30, 2010, we have 15 full-time employees, which includes our general manager, Tom Brooks. We now directly employ our general manager, who was previously employed by REG and provided services for our plant under the MOSA. We currently do not have an operations manager as this position was previously supplied by REG.
Under our MOSA with REG which terminated effective August 1, 2010, REG was required to provide for the management of our plant, acquire feedstock and chemicals necessary for the plant’s operation and to perform administrative, sales and marketing functions. We are evaluating alternative biodiesel and glycerin marketing arrangements. Our failure to contract with a biodiesel or glycerin marketer on acceptable terms could significantly and negatively impact our revenues and our ability to operate the biodiesel plant.
Operating Budget and Financing of Plant Operations
We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We do not believe that market conditions are or will be favorable for us to secure additional debt or equity financing during 2010. However, management continues to consider opportunities to increase our liquidity, including through additional debt or equity financing.
Our ability to finance our operations during the next 12 months depends in large part on whether we are producing biodiesel and whether we can sell the biodiesel we produce. As of the date of this report, we have no outstanding biodiesel or glycerin sales contracts or tolling services agreements. Although Management anticipates the market would improve if the blenders’ credit is reinstated, it is unclear whether the credit will be reinstated. When our plant is not operating, our operating costs are less since they generally consist of maintaining the plant, including employing a smaller group of employees to maintain plant equipment, as well as our office staff necessary to continue to operate the company. However, if we cannot produce and sell the biodiesel at prices which support our operations, we anticipate that we will not have sufficient cash to continue operations for a sustained period.
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
Liquidity and Capital Resources
Cash Flows
Cash Flow from Operating Activities. Net cash used in operating activities for the six months ended June 30, 2010 totaled $6,269,489, compared to net cash used in operating activities for the six months ended June 30, 2009 of $5,190,308. This was due to increases in inventory partially offset by decreases in accounts payable and incentives receivable.
Cash Flow from Investing Activities. We did not use any net cash in investing activities for the six months ended June 30, 2010. For the six months ended June 30, 2009 we used $165,303 in cash for investing activities, which was primarily restricted cash to comply with our loan requirements.
Cash Flow from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2010 totaled $5,163,919. Cash provided by financing activities increased due to the advances from IAS, and cash used decreased due to the temporary reduction of our loan payments. For the six months ended June 30, 2009 we used $1,617,675 in financing activities, which represent our payments on long-term debt.

Sources of Funds
Equity Financing. We used all of the proceeds from our equity offerings to fund the plant construction and start-up and for our ongoing operations. We do not anticipate securing any equity financing during the remainder of the 2010 fiscal year. We do not believe that market conditions are favorable for us to secure such additional equity financing. However, management continues to consider all opportunities to increase our liquidity, including through additional equity financing.
Debt Financing. In October 2006, we closed on our term loan with Marshall Bankfirst (“Bankfirst”). The loan documents we executed with Bankfirst describe the requirements of our term loan in more detail. The loan term is seventy-four months, which consists of a construction phase and a term phase. The construction phase ended March 1, 2008, and the term phase commenced thereafter. On March 1, 2008, we selected the variable rate option for the loan of 0.25% over the prime rate (3.50% at June 30, 2010). Monthly payments under the term phase are $339,484 including interest at a variable rate. Payments will be calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10-year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due and payable in full on January 1, 2013. As of June 30, 2010, the outstanding balance on our term loan was $24,940,905. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender.
We executed a mortgage in favor of Bankfirst creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and our revenues and income. Due to our lender’s security interest in our assets, we cannot sell our assets without its permission, which could limit our operating flexibility.
In July 2009, state banking regulators shut down Bankfirst. Beal Bank Nevada is our new lender. Beal Bank recently allowed us to make reduced payments on our term loan of $150,000 per month for nine months beginning in November 2009. Effective July 1, 2010, we entered into an amendment to our loan agreement which reduces our monthly loan payments to $150,000 beginning on July 1, 2010 and continuing through and including November 1, 2010. Under the Amendment, our monthly payment will increase to $339,484 beginning December 1, 2010 and will otherwise be payable and applied according to the original terms of the loan agreement. Except as otherwise provided in the Amendment, the Loan Agreement continues in full force and effect until all remaining principal and interest is due and payable at maturity, January 1, 2013.
Our term loan agreement imposes various covenants upon us which may restrict our operating flexibility. The term loan requires us to: maintain up to $125,000 in a capital improvements reserve fund that we must replenish as we use these funds for capital improvement expenditures; maintain certain financial ratios which may limit our operating flexibility; and obtain our lender’s permission before making any significant changes in our material contracts with third-party service providers. The term loan requires us to certify to our lender at intervals designated in the term loan that we are meeting the financial ratios required by the loan agreement.
We are not in compliance with these restrictive covenants as of June 30, 2010, and management projects that we will fail to comply with one or more loan covenants through the remainder of our 2010 fiscal year. Failure to comply with such covenants constitutes a default under our loan agreement. While we are in default, our lender may elect to take several actions, including, without limitation, acceleration of the unpaid principal balance and accrued interest or foreclosure on its mortgage and security interest. Such actions could result in the loss of our assets and a permanent shutdown of our plant.
Although our lender has not elected to exercise its remedies as of the date of this report, it may do so in the future. Our lender has not provided us a waiver of our failure to satisfy the covenants or otherwise agreed not to take action. Our default has caused doubts about our ability to continue as a going concern.
As discussed above, of June 30, 2010, we owed IAS $5,658,500 under arrangements with them to purchase feedstock.

Government Programs and Grants. We have entered into a loan agreement with the Iowa Department of Economic Development (IDED) for $400,000. This loan is part of the IDED’s Value Added Program and $100,000 of the loan is forgivable. As of June 30, 2010 we owe $210,000. The loan requires us to maintain production rates at our nameplate capacity and maintain certain employment levels. Effective September 17, 2009, IDED agreed to amend the loan requirements to extend the project completion date and the project maintenance date. This means that beginning on May 31, 2011, we will be required to have 30 full time employees and maintain those positions through May 31, 2013. Any failure to satisfy these requirements constitutes a default, and may result in acceleration of the loan, as well as partial or full repayment of the forgivable portion if IDED exercises the remedies available to it.
On July 1, 2009 the USDA notified us that it preliminarily approved our application for financial assistance. If finalized as proposed, the arrangement would allow us to secure a new $20 million loan from a third-party lender which we expect we would use to replace our existing debt financing, with a $10 million guarantee by the USDA. However, final approval and receipt of the funds is contingent upon several conditions, some of which are outside of our control. For example, we do not have an agreement with any third-party lender to lend us the funds. As a result, the USDA guarantee may not be finalized on the terms we currently anticipate, if at all, or if it is finalized, we may be unable to obtain third-party funding or satisfy the requirements for receipt of funds under the USDA guarantee.
Distribution to Unit Holders
As of June 30, 2010, our board of directors had not declared any distributions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are exposed to the impact of market fluctuations of interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as we conduct all of our business in U.S. Dollars.
Interest Rate Risk
We are exposed to market risk from interest rate changes, resulting primarily from holding loans which bear variable interest rates. We have prepared the following sensitivity analysis showing the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt	Interest Rate at	Adverse 10% Change	Annual Adverse
at June 30, 2010	June 30, 2010	in Interest Rates	Change to Income
$24,940,905	3.50%	3.850%	$85,853.28
$5,658,500	7.25%	7.975%	$41,024.12
Commodity Price Risk
We use derivative financial instruments as part of an overall strategy to manage market risk. We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as soybean oil, and finished products, such as biodiesel, by using derivative instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We treat our hedge positions as non-hedge derivatives, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under our treatment of our hedge positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of ASC 815, Derivatives and Hedging.

At June 30, 2010 and December 31, 2009, we had net derivative assets (liabilities) of $69,779 and $(5,737), respectively, related to home heating oil swaps commodity contracts, with the related mark-to-market effects included in “Cost of Sales” in the statements of operations. For the six months ended June 30, 2010, we recorded a gain of $355,692 to cost of sales related to derivative contracts.
Several variables could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of soybean oil, natural gas or biodiesel. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, these price protection positions may cause immediate adverse effects, but are intended to produce long-term growth for us.
A sensitivity analysis has been prepared to estimate our exposure to soybean oil and biodiesel price risk. The table presents the net fair value of our derivative instruments as of June 30, 2010 and December 31, 2009, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
		Hypothetical
		Adverse Change —
	Fair Value	Market Risk
June 30, 2010	$69,779	$370,144
December 31, 2009	$(5,737)	$23,525
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Risk factors are discussed in our annual report on Form 10-K, as amended. The risks described in our annual report are not the only risks facing us. The following Risk Factors supplement and update the Risk Factors disclosed in our annual report and should be read in conjunction with the section above entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors in our annual report, as amended.
There are doubts about our ability to continue as a going concern and if we cannot continue our business, our units may have little or no value. We are currently in violation of the financial covenants contained in our loan agreement with Beal Bank. Failure to comply with these loan covenants constitutes an event of default under our loan agreement which, at Beal Bank’s election, could result in the acceleration of the unpaid principal balance and accrued interest under the loan agreement. This would require us to immediately repay all amounts that we owe to Beal Bank. We do not anticipate having the funds to immediately repay Beal Bank if Beal Bank accelerates our loan. Our MOSA with REG terminated effective August 1, 2010. In addition, because of the expiration of the biodiesel blenders’ credit, we do not have any contracts for the sale of our product and are not operating our plant as of the date of this report. As discussed in Note 11 to the accompanying financial statements, these and other unfavorable conditions have created uncertainty regarding our ability to continue to operate as a going concern. If we cannot continue to operate as a going concern, we may be forced to file for bankruptcy or otherwise liquidate our assets. This could result in the loss of some or all of the value of our units.
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
Item 3. Defaults upon Senior Securities
As described in Part II, Item 2 “Liquidity and Capital Resources,” we are in default of the covenants contained in our loan agreement with our lender, Beal Bank. Our failure to comply with these covenants is an event of default, entitling our lender to exercise its remedies under the loan documents and applicable law, including, but not limited to, acceleration of the unpaid principal balance and accrued interest or foreclosing on its mortgage and security interest. As of the date of this report, Beal Bank has also chosen not to exercise its remedies. However, if we continue to be in default, our lender may not continue to forebear from exercising such additional remedies.
Item 4. (Removed and Reserved)
Item 5. Other Information
Effective August 1, 2010, we hired Tom Brooks as our General Manager. Under our employment offer, Mr. Brooks will receive an annual salary of $110,000 and will be eligible for insurance and disability benefits. Additionally, subject to board approval, he will be eligible to participate in the company incentive bonus program.
Mr. Brooks, age 50, was previously employed by REG and served as our general manager under the MOSA since January 24, 2007. Prior to employment with REG, Mr. Brooks served as the general manager for two protein and oil conversion companies that turn co products into profits, most recently the general manager of Production and Administration for Perdue Agri-Recycle in Seaford, Delaware, where he was employed from 2003 to 2007.

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

WESTERN DUBUQUE BIODIESEL, LLC
Date: August 16, 2010	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: August 16, 2010	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)