Form 10-Q
period 2010-09-30
Western Dubuque Biodiesel, LLC
filed 2010-11-15
CIK 1396709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2010, there were 29,779 membership units outstanding.

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEETS

	(UNAUDITED)
	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,621,604	$3,379,382
Margin deposits	70,416	13,890
Accounts receivable:
Trade	—	55,090
Related party	—	143,059
Other receivables	94,823	12,000
Incentive receivables	—	3,494,322
Inventory	7,414,041	313,929
Utility deposits	87,099	—
Prepaid feedstocks and expenses	134,351	93,829

Total current assets	9,422,334	7,505,501

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	417,392	407,203
Plant and process equipment	37,848,001	37,799,987
Vehicles	42,537	42,537

Total, at cost	41,399,023	41,340,820
Less accumulated depreciation	6,937,219	5,294,490

Total property, plant and equipment	34,461,804	36,046,330

OTHER ASSETS
Restricted cash	406,929	406,929
Loan origination fees, net of amortization	214,108	285,477

Total other assets	621,037	692,406

TOTAL ASSETS	$44,505,175	$44,244,237

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$33,246	$390,791
Related party	—	1,047,081
Short-term borrowings — related party	5,672,128	—
Current portion of long-term debt	24,694,040	25,435,486
Derivative instruments	41,561	5,737
Accrued liabilities	72,849	63,138
Deferred rent	15,450	17,400

Total current liabilities	30,529,274	26,959,633

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Accumulated deficit	(12,254,195)	(8,945,492)

Total members’ equity	13,975,901	17,284,604

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$44,505,175	$44,244,237

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

REVENUES
Biodiesel and by product sales — related parties	$10,099	$4,666,250	$225,012	$7,076,150
Tolling services — related party	—	—	—	1,030,385
Incentive funds	67,146	351,407	67,146	777,659

Total revenues	77,245	5,017,657	292,158	8,884,194

COST OF SALES
Materials, labor and overhead	915,747	5,921,850	2,435,597	9,611,424
Net losses (gains) on derivative instruments	189,989	(177,812)	(165,703)	242,691

Total cost of sales	1,105,736	5,744,038	2,269,894	9,854,115

Gross profit (loss)	(1,028,491)	(726,381)	(1,977,736)	(969,921)

OPERATING EXPENSES
Consulting and professional fees	41,054	63,228	160,577	207,409
Office and administrative expenses	89,049	62,534	233,008	213,730

Total operating expenses	130,103	125,762	393,585	421,139

OTHER INCOME (EXPENSE)
Other income	1,463	650	2,763	1,950
Interest income	4,797	6,684	22,311	49,268
Interest expense	(346,748)	(256,087)	(962,456)	(780,321)

Total other expense	(340,488)	(248,753)	(937,382)	(729,103)

NET INCOME LOSS	$(1,499,082)	$(1,100,896)	$(3,308,703)	$(2,120,163)

BASIC AND DILUTED LOSS PER UNIT	$(50.34)	$(36.97)	$(111.11)	$(71.20)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	$29,779	29,779	29,779	29,779

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,308,703)	$(2,120,163)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,642,729	1,642,081
Amortization	71,369	71,370
Effects of changes in operating assets and liabilities
Margin deposits	(56,526)	(221,150)
Accounts receivable	198,149	1,073,119
Other receivables	(82,823)	(47,444)
Incentive receivables	3,494,322	(222,948)
Inventory	(7,100,112)	(1,268,605)
Utility deposits	(87,099)	—
Prepaid feedstocks and expenses	(40,522)	(31,194)
Derivative instruments	35,824	(85,159)
Accounts payable	(1,404,626)	(520,165)
Accrued liabilities	9,711	(88,450)
Deferred rent	(1,950)	8,050

Net cash used in operating activities	(6,630,257)	(1,810,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment, including construction in progress	(58,203)	(41,387)
Increase in restricted cash	—	(69,592)

Net cash used in investing activities	(58,203)	(110,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under short-term financing with related party	5,672,128	—
Payments on long-term debt	(741,446)	(2,421,140)

Net cash provided by (used in) financing activities	4,930,682	(2,421,140)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,757,778)	(4,342,777)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,379,382	7,553,554

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,621,604	$3,210,777

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be $-0- at September 30, 2010 and December 31, 2009.
Account balances with invoices past stated terms are considered delinquent. No interest is charged on trade receivables with past due balances. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the customer’s total balances.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets determined as follows:

Years

Land improvements	20–40
Office equipment	5– 10
Office building	30
Plant and process equipment	10–40
Vehicles	5–7
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for the nine months ended September 30, 2010 and 2009 was $71,369 and $71,370, respectively.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
Loss Per Unit
Losses per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of September 30, 2010 and 2009, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials, labor and depreciation on process equipment.
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
New Accounting Standards
In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 and it did not have a material impact on the Company’s interim financial statements.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial position or results of operations.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
The Company receives federal incentive revenues from the Volumetric Ethanol Excise Tax Credit (“VEETC”) and Commodity Credit Corporation (CCC) Bioenergy Programs. The VEETC expired on December 31, 2009. The amount of incentives receivable was $-0- and $3,494,322 as of September 30, 2010 and December 31, 2009.
NOTE 3 — INVENTORY
Inventory consists of:

	September 30,	December 31,
	2010	2009
	(UNAUDITED)
Raw material	$763,882	$161,471
Work in progress	364,599	72,996
Finished goods	6,285,560	79,462

Total	$7,414,041	$313,929

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	September 30,	December 31,
	2010	2009
	(UNAUDITED)
Note payable to Beal Bank — see details below	$24,499,040	$25,188,855

Note payable to the Iowa Department of Economic Development — see details below	195,000	240,000

Note payable to Hodge Material Handling — see details below	—	6,631

Total	24,694,040	25,435,486
Less current portion	24,694,040	25,435,486

Long-term portion	$—	$—

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
As of September 30, 2010, balances of $354,708 and $52,221 remain in the debt service reserve and capital reserve funds as restricted cash. During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase the Company selected the variable rate option of 25 basis points over the prime rate (3.50% at September 30, 2010 and December 31, 2009). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements, the Company is to adhere to certain financial covenants. The Company is to adhere to minimum debt service coverage, fixed charge coverage, and current ratio requirements, as well as a maximum debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company was not in compliance with certain covenants as of September 30, 2010 and December 31, 2009.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
The Company had an installment sales contract with Hodge Material Handling dated October 16, 2007. The Company purchased a fork truck for $23,625, and was required to make 36 monthly installments of $770, beginning 30 days after taking possession of the fork truck. Interest was implied at a rate of 10.69% per annum. The contract was paid off in 2010.
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
During 2010 the Company entered into a financing agreement with a related party to produce a specified number of biodiesel gallons and finance the feedstock purchases (See Note 7). The agreement calls for specified fees based on gallons produced and interest on feedstock purchased. Interest is payable monthly at the prime rate plus 4.0% (7.25% at September 30, 2010). Outstanding borrowings and fees under this agreement are payable upon sale of the biodiesel. The balance outstanding under this agreement as of September 30, 2010 was $5,672,128. The agreement is secured by feedstock and biodiesel inventory. Upon the sale of biodiesel credit may be extended when a new agreement is entered. As part of the agreement the Company is required to hedge 85% of the biodiesel gallons produced. At September 30, 2010 the Company was not in compliance with these terms due to a pending sale with REG which was finalized in October (See also Note 12). The Company obtained a waiver for this violation.
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
NOTE 6 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Cash paid for interest	$891,087	$725,298

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
The Company previously entered into an agreement with REG, Inc. to provide certain management and operational services. The agreement provided for REG, Inc. to place a general manager and operations manager, acquire substantially all feed stocks and basic chemicals necessary for production, and perform substantially all the sales and marketing functions for the Company. The agreement with REG, Inc. requires a per gallon fee, paid monthly, based on the number of gallons of biodiesel produced or sold. In addition, REG will be paid an annual bonus based on a percentage of the plant’s profitability with such bonus not to exceed $1,000,000 per year.
Payments were due the tenth of the month following the month for which such fees are computed or payable. The agreement shall remain in force for three years after the end of the first month in which product is produced for sale. The agreement shall continue until one party gives written notice of termination to the other of a proposed termination date at least twelve months in advance of a proposed termination date.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
On June 5, 2009, the Company received from REG, Inc. a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement. The Company and REG, Inc. operated under an amended management and operational services agreement dated November 25, 2009. The management and operational services agreement expired on August 1, 2010.
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the nine months ended September 30, 2010 and 2009, the Company incurred fees of $15,311 and $253,493, respectively. The amount payable to REG, Inc. as of September 30, 2010 and December 31, 2009 was $-0- and $29,756, respectively.
The Company purchased feedstocks under a financing agreement from a company related to a member of the board of directors during 2010. The agreement calls for specified fees based on gallons produced and interest on feedstock purchases. For the nine months ended September 30, 2010, the Company purchased feedstock and incurred fees plus interest of $6,394,446. The amount payable to this related company as of September 30, 2010 was $5,672,128 and included in short-term borrowings (see Note 4). The Company also purchased feedstocks from this related party during 2009 under standard trade terms. The amount payable at December 31, 2009 was $1,017,325.
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
NOTE 8 — COMMITMENTS AND CONTINGENCIES
The Company has received refunds from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs. As of September 30, 2010, there was a total of $364,902 committed under the program of which $239,444 remained to be covered by future state payroll tax withholdings.
In June 2007, the Company entered into a water use agreement with the City of Farley. The agreement requires a minimum usage of 50,000 gallons per day over the life of the agreement, which expires in 2026. At September 30, 2010 and December 31, 2009, the remaining estimated minimum cost under the agreement was $609,896 and $730,954, respectively.
NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company follows the guidance set forth in ASC Topic 820 for assets and liabilities recognized at fair value on a recurring basis. This guidance provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, the guidance sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of this guidance had an immaterial impact on the Company’s financial statements. The guidance defines levels within the hierarchy as follows:
•	Level 1 — Unadjusted quoted prices for identical assets and liabilities in active markets;

•	Level 2 — Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable for the asset or liability, either directly or indirectly; and

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
The following tables set forth financial assets and liabilities measured at fair value in the statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2010 and December 31, 2009:

September 30, 2010 (UNAUDITED)
Significant
		Quoted Prices in	Other	Significant
	Carrying Amount	Active Markets for	Observable	Unobservable
	on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(41,561)	$(41,561)	$—	$—

December 31, 2009
Significant
		Quoted Prices in	Other	Significant
	Carrying Amount	Active Markets for	Observable	Unobservable
	on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(5,737)	$(5,737)	$—	$—

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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At September 30, 2010 and December 31, 2009, the Company had net derivative liabilities of $(41,561) and $(5,737) related to these instruments, respectively, with the related mark-to-market effects included in “Cost of sales” in the statements operations.
The following tables set forth the fair value of derivatives not designated as hedging instruments as of September 30, 2010 and December 31, 2009, respectively:

	Liability Derivatives		Liability Derivatives
	September 30, 2010 (UNAUDITED)		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity contracts — Heat oil swaps	Current liabilities	$(41,561)	Current liabilities	$(5,737)

During the three and nine months ended September 30, 2010 and 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of operations as follows:

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	Statement of		Statement of
	Operations Location	(Gain) Loss	Operations Location	(Gain) Loss

Commodity contracts — Heat oil swaps	Cost of sales	$189,989	Cost of sales	$(177,812)

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Statement of		Statement of
	Operations Location	(Gain) Loss	Operations Location	(Gain) Loss

Commodity contracts — Heat oil swaps	Cost of sales	$(165,703)	Cost of sales	$242,691

NOTE 11 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2010, the Company generated significant net losses of $3,308,703 and experienced significant fluctuations in input costs and lack of demand for its products. The Federal blender’s credit expired on December 31, 2009. If legislative action is not taken in 2010, it may materially impair the Company’s ability to profitably produce and sell biodiesel. The Company’s management and operational services agreement with REG, Inc. expired on August 1, 2010 (See Note 7). In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fats, canola oil and soybean oil to lower input costs. The Company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the Company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was not in compliance with certain restrictive covenants at September 30, 2010 and December 31, 2009, and it is projected the Company will fail to comply with one or more loan covenants, including the working capital covenant throughout the Company’s 2010 fiscal year. This raises doubt about whether the Company will continue as a going concern. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.
NOTE 12 — SUBSEQUENT EVENTS
Management evaluated subsequent events through the date the financial statements were issued.
On October 7, 2010, the Company entered into an agreement to sell 2,000,000 gallons of biodiesel to REG at a specified price. On October 29, 2010, the Company entered into another agreement with REG to sell an additional 150,000 gallons.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2010. You should read this discussion together with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as amended.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including those described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:
•
The federal government’s failure to reinstate the $1.00 per gallon biodiesel blenders’ credit (which expired December 31, 2009) or extend the small agri-biodiesel producers credit (set to expire December 31, 2010);

•	Our ability to secure and retain service providers to replace Renewable Energy Group, Inc. (“REG”) after our Management and Operational Services Agreement (“MOSA”) terminated on August 1, 2010;
•	The availability and terms of credit or equity financing needed to continue operations if our income from operations is insufficient for us to continue producing biodiesel;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our ability to comply with our loan covenants and our lender’s response to our noncompliance with such covenants;
•	Our ability to market our products and our reliance on others to market our products;
•	Fuel prices, diesel and biodiesel consumption and consumer attitudes regarding biodiesel use;
•	Prices of vegetable oils (particularly soybean oil), animal fats and other feedstock;
•	Our ability to enter into toll manufacturing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;
•	The continued imposition of tariffs or other duties on biodiesel exported to Europe;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Changes in soy-based biodiesel’s qualification under the Renewable Fuel Standard (“RFS”) and similar legislation;
•	Decreased availability of soybean oil, animal fat or other feedstock;
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
We undertake no duty to update these forward-looking statements, even though our situation may change in the future. We cannot guarantee future results, events, activity levels, performance, or achievements. You should not put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report completely and with the understanding that our actual future results may differ materially from what we currently expect. We qualify our forward-looking statements by these cautionary statements.
Overview
Western Dubuque Biodiesel, LLC (“we” or “us”) was formed on November 14, 2005 as an Iowa limited liability company. We own and operate a 30 million gallon per year biodiesel production plant in Farley, Dubuque County, Iowa and produce and sell biodiesel and its primary co-product, glycerin.
On December 31, 2009, the biodiesel mixture tax credits, including the excise tax credit and the income tax credit (collectively, the “biodiesel blenders’ credit”) expired. The biodiesel blenders’ credit provided a $1.00 per gallon excise tax credit and a $1.00 per gallon income tax credit for biodiesel mixtures. The two credits are coordinated so that a taxpayer cannot claim both credits for the same biodiesel. The biodiesel industry depends on the biodiesel blenders’ credit to make biodiesel cost-competitive with petroleum-based diesel. While management anticipates that the biodiesel blenders’ credit will be reinstated within the next several months, this important federal tax incentive may never be reinstated.
For the three months covered by this report, we did not produce biodiesel and generated net losses of $1,499,082. As of the date of this report, we are not producing biodiesel. We are currently out of compliance with our loan covenants with our lender, and we anticipate that we will be out of compliance with our loan covenants during the remainder of 2010. Our net losses, combined with the loss of the biodiesel blenders’ credit, termination of the MOSA with REG on August 1, 2010, and our failure to satisfy our loan covenants, have raised doubts as to our ability to continue as a going concern.
Results of Operations for the Three Months Ended September 30, 2010
The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items in relation to total revenues for the quarters ended September 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$77,245	100.00%	$5,017,657	100.00%

Cost of Sales	1,105,736	1,431.37%	5,744,038	114.48%

Gross Profit (loss)	(1,028,491)	(1,331.47)%	(726,381)	(14.48)%

Operating Expenses	130,103	168.43%	125,762	2.50%

Other Income (Expense)	(340,488)	(440.79)%	(248,753)	(4.96)%

Net Income (Loss)	$(1,499,082)	(1,940.68)%	$(1,100,896)	(2.19)%

Revenues
Revenues from operations for the quarter ended September 30, 2010 were $77,245, of which $67,146 was incentive funds. Our revenues are significantly lower than in the same period in 2009 because we sold significantly less biodiesel during the quarter ended September 30, 2010 due to the expiration of the blenders’ credit and unfavorable market conditions. Moreover, we received less in incentive funds compared to incentive funds of $351,407 for the same period in 2009. For the three months ended September 30, 2010, we incurred fees from REG of $15,311 under the MOSA and no amounts were payable as of September 30, 2010, as these fees were reflected in the sales price for our biodiesel.
Industry-wide factors affect our operating and financial performance. Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin, feedstock costs and other operating costs. In addition, our revenues are impacted by such factors as our dependence on one or a few major customers to market and distribute our products; the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; legislation at the federal, state and/or local level; and changes in biodiesel supports and incentives.
Average B100 biodiesel prices for the Upper Midwest, as reported by the Jacobsen Publishing Company, for the months of July, August and September were $3.15, $3.28, and $3.31, respectively, slightly up from the respective average prices of $2.94, $3.14 and $3.09 for the same periods in 2009. However, diesel fuel prices per gallon are lower than biodiesel prices, and current economic conditions have resulted in decreased demand for biodiesel and other fuels. Moreover, the loss of the biodiesel blenders’ credit has further decreased the ability of biodiesel fuel prices to compete with petroleum-based diesel. We typically expect even lower demand in the winter months because blenders decrease their blend percentages due to cold flow concerns. Additionally, there is lower demand for biodiesel in European markets due to tariffs imposed on biodiesel imported from the U.S. We expect these trends to continue for the remainder of 2010. Management anticipates that there may be increased demand for biodiesel under the EPA’s final RFS2 regulations discussed in our annual report on Form 10-K. There can be no assurance, however, that the RFS2 will increase demand for biodiesel, and any increase may be offset by the loss of the biodiesel blenders’ credit. If we cannot sell our biodiesel at acceptable prices for sustained periods, we expect continued temporary shutdowns, and we may have to permanently shut down the plant.
Cost of Sales
The primary components of cost of sales from biodiesel production are raw materials (feedstock; hydrochloric acid; methanol; and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment. Biodiesel sales for the three-month period ending September 30, 2010 were significantly less than sales for the same period in 2009. Our costs of sales in 2010 were also less, due primarily to a lack of sales and lower labor costs due to a reduced workforce.
Our plant can process soybean oil, canola oil and refined animal fats. Soybean oil prices remain high in comparison to prices at which we can sell our biodiesel. Jacobsen Publishing Company reported that the central Illinois average July, August and September 2010 soybean oil prices were $0.3525, $0.3767 and $0.3918 per pound respectively, as compared to $0.3180, $0.3373 and $0.3105 per pound for the same months in 2009. Our ability to use feedstock other than soybean oil and refined animal fats depends on whether we can gain access to a consistent feedstock supply at competitive prices and obtain feedstock that has been pretreated for use at our plant if necessary. If we cannot obtain adequate feedstock at affordable costs for sustained periods, we expect temporary shutdowns to continue, and we may have to permanently shut down the plant.
Operating Expenses
Operating expenses were $130,103 for the three months ended September 30, 2010 and $125,762 for the same period in 2009. Our operating expenses are primarily consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses will remain consistent.

Other Income (Expenses)
Our other income and expenses for the three months ended September 30, 2010 was primarily interest expense of $346,748. We expect our other income (expenses) to remain consistent for each quarter.
Results of Operations for the Nine Months Ended September 30, 2010
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues for the nine months ended September 30, 2010 and September 30, 2009:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$292,158	100.00%	$8,884,194	100.00%

Cost of Sales	2,269,894	776.94%	9,854,115	110.92%

Gross Profit (Loss)	(1,977,736)	(676.94)%	(969,921)	(10.92)%

Operating Expenses	393,585	134.72%	421,139	4.74%

Other Income (Expense)	(937,382)	(320.85)%	(729,103)	(8.21)%

Net Income (Loss)	$(3,308,703)	(1132.50)%	$(2,120,163)	(23.87)%

Revenues
Our revenues are significantly lower for the nine months ended September 30, 2010 than the same period in 2009, primarily due to producing and selling less biodiesel and receiving less incentive funds in 2010.
Cost of Sales
Our costs of sales for the first nine months of 2010 are substantially less than our costs of sales for the same period in 2009, due primarily to decreased sales, gains on derivative instruments in 2010 and lower labor costs due to a reduced workforce.
Operating Expenses
Our operating expenses were $393,585 and $421,139 for the nine months ended September 30, 2010 and 2009, respectively. Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses will remain consistent.
Other Income (Expenses)
Our other expenses of $937,382 for the nine months ended September 30, 2010 resulted primarily from interest expense of $962,456, partially offset by our other income and interest income. We expect that going forward our other income (expenses) will remain consistent.

Changes in Financial Condition for the Nine Months Ended September 30, 2010
The following table sets forth our sources of liquidity at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Current Assets	$9,422,334	$7,505,501
Current Liabilities	$30,529,274	$26,959,633
Total Members Equity	$13,975,901	$17,284,604
Current Assets
The increase in current assets is primarily due to an increase in inventory, partially offset by a decrease in incentive receivables and cash.
Current Liabilities
Our long-term debt is classified as a current liability due to our failure to meet the financial covenants under our term loan. These loan covenant violations constitute an event of default under our loan agreement which, at our lender’s election, could result in the acceleration of the unpaid principal loan balance and accrued interest or a loss of the assets securing the loan if the lender elects to foreclose the loan.
The increase in our current liabilities is primarily due to amounts we owe to Innovative Ag Services (IAS), as described in “Liquidity and Capital Resources-Debt Financing.”
Members’ Equity
The change in members’ equity is due to an increase in the accumulated deficit from $8,945,492 to $12,254,195 due to our net loss.
Plan of Operations for the Next 12 Months
Plant Operations
We did not produce biodiesel during the quarter covered by this report. As of the date of this report, we are not producing biodiesel. We have to contracts for biodiesel sales that we entered into following the period covered by this report, as discussed in “PART II — Item 5: Other Information.” Our MOSA with REG terminated effective August 1, 2010. We are evaluating alternative biodiesel and glycerin marketing arrangements. Our failure to contract with a biodiesel or glycerin marketer on acceptable terms could significantly and negatively impact our revenues and our ability to operate the biodiesel plant.
We reduced our employment levels in comparison with the same period in 2009 because the biodiesel plant is experiencing reduced production and shutdowns. During the quarter covered by this report, we placed three additional employees on layoff status. As of September 30, 2010, we have 12 full-time employees, including our general manager, Tom Brooks. We now directly employ our general manager, who was previously employed by REG and provided services for our plant under the MOSA. Mr. Brooks will receive an annual salary of $110,000 and will be eligible for insurance and disability benefits. Additionally, subject to board approval, he will be eligible to participate in the company incentive bonus program. We currently do not have an operations manager.
Operating Budget and Financing of Plant Operations
We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We do not believe that market conditions will be favorable for us to secure additional debt or equity financing during 2010. However, management continues to consider opportunities to increase our liquidity, including through additional debt or equity financing.

Our ability to finance our operations during the next 12 months depends in large part on whether we are producing biodiesel and whether we can sell the biodiesel we produce. Although Management anticipates the market would improve if the blenders’ credit is reinstated, it is unclear whether the credit will be reinstated. When our plant is not operating, our operating costs are less since they generally consist of maintaining the plant, including employing a smaller group of employees to maintain plant equipment, as well as our office staff necessary to continue to operate the company. However, if we cannot produce and sell the biodiesel at prices that support our operations, we anticipate that we will not have sufficient cash to continue operations for a sustained period.
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
Liquidity and Capital Resources
Cash Flows
Cash Flow from Operating Activities. We used net cash of $6,630,257 in operating activities for the nine months ended September 30, 2010, compared to $1,810,658 for the nine months ended September 30, 2009. This was due to increases in inventory partially offset by decreases in accounts payable and incentives receivable.
Cash Flow from Investing Activities. We used net cash of $58,203 in investing activities for the nine months ended September 30, 2010 and $110,979 for the nine months ended September 30, 2009.
Cash Flow from Financing Activities. Net cash provided by financing activities was $4,930,682 for the nine months ended September 30, 2010, as compared to net cash used in financing activities of $2,421,140 for the nine months ended September 30, 2009. Cash provided by financing activities increased due to the advances from IAS, and cash used decreased because our loan payments were temporarily reduced.
Sources of Funds
Equity Financing. We used all of the proceeds from our equity offerings to fund the plant construction and operations. We do not believe that market conditions will be favorable for us to secure additional equity financing for at least the remainder of the 2010 fiscal year. However, management continues to consider all opportunities to increase our liquidity, including through additional equity financing.
Debt Financing. In October 2006, we closed on our term loan with Marshall Bankfirst. In July 2009, state banking regulators shut down Marshall Bankfirst and Beal Bank Nevada became our new lead lender. The loan documents we executed with our lender describe the requirements of our term loan in more detail. The loan term is seventy-four months, which consists of a construction phase and a term phase. The term phase commenced on March 1, 2008. We selected the variable rate option for the loan of 0.25% over the prime rate (3.50% at September 30, 2010). Monthly payments are $339,484 including interest at a variable rate. Payments are calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10-year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due in full on January 1, 2013. As of September 30, 2010, the outstanding balance on our term loan was $24,499,040. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender.
Our lender allowed us to make reduced payments on our term loan of $150,000 per month for nine months beginning in November 2009. Effective July 1, 2010, we amended our loan agreement to reduce our monthly loan payments to $150,000 beginning July 1, 2010 and continuing through and including November 1, 2010. Under the amendment, our monthly payment will increase to $339,484 beginning December 1, 2010 and payments will otherwise be payable and applied according to the original terms of the loan agreement. We are currently discussing the possibility of further reduced payments with our lender, but we have not entered into any alternative agreements with regard to our December 1 payment or any future payments.

We executed a mortgage in favor of our lender creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and our revenues and income. Due to our lender’s security interest in our assets, we cannot sell our assets without its permission, which could limit our operating flexibility. Additionally, our term loan agreement imposes various covenants upon us which may restrict our operating flexibility. The term loan requires us to: maintain up to $125,000 in a capital improvements reserve fund that we must replenish as we use these funds for capital improvement expenditures; maintain certain financial ratios; and obtain our lender’s permission before making any significant changes in our material contracts with third-party service providers. The term loan requires us to certify to our lender at intervals designated in the term loan that we are meeting the financial ratios required by the loan agreement.
We are not in compliance with these restrictive covenants as of September 30, 2010, and management projects that we will fail to comply with one or more loan covenants through at least the remainder of our 2010 fiscal year. Failure to comply with such covenants constitutes a default under our loan agreement. While we are in default, our lender may elect to take several actions, including, without limitation, acceleration of the unpaid principal balance and accrued interest or foreclosure on its mortgage and security interest. Such actions could result in the loss of our assets and a permanent shutdown of our plant.
Although our lender has not elected to exercise its remedies as of the date of this report, it may do so in the future. Our lender has not provided us a waiver of our failure to satisfy the covenants or otherwise agreed not to take action. Our default has caused doubts about our ability to continue as a going concern.
During the fourth quarter of 2009, we entered into an agreement with ADM to purchase canola oil for feedstock to produce biodiesel. We also agreed to sell the biodiesel that was produced to ADM. We engaged Innovative Ag Services (IAS) to provide financing for us to purchase the feedstock from ADM. Jack Friedman, one of our directors and a member of our audit committee, is the Chief Executive Officer of IAS. We agreed to pay IAS interest on the financing provided, as well as a fee per gallon of biodiesel produced with the feedstock. The biodiesel that ADM agreed to purchase from us under this agreement was delivered before the end of 2009. In March 2010, we entered into a subsequent agreement with IAS to purchase approximately 1,975,000 gallons of soybean oil. In exchange for this trade financing, we granted IAS a security interest in our biodiesel and feedstock inventory. As of September 30, 2010, we owed IAS $5,672,128 under these arrangements.
Government Programs and Grants. We have entered into a loan agreement with the Iowa Department of Economic Development (IDED) for $400,000. This loan is part of the IDED’s Value Added Program and $100,000 of the loan is forgivable. As of September 30, 2010, we owe $195,000. The loan requires us to maintain production rates at our nameplate capacity and certain employment levels. Effective September 17, 2009, IDED agreed to amend the loan requirements to extend the project completion date and the project maintenance date. This means that beginning on May 31, 2011, we must have 30 full time employees and maintain those positions through May 31, 2013. Any failure to satisfy these requirements constitutes a default, and may result in acceleration of the loan, as well as partial or full repayment of the forgivable portion if IDED exercises the remedies available to it.
On July 1, 2009, the USDA preliminarily approved our application for financial assistance. If finalized as proposed, the arrangement would allow us to use a $10 million guarantee by the USDA to secure a new $20 million loan from a third-party lender, which we expect we would use to replace our existing debt financing. However, final approval and receipt of the funds is contingent upon several conditions, some of which are outside of our control. For example, we do not have an agreement with any third-party lender to lend us the funds. As a result, we may be unable to obtain third-party funding or satisfy the requirements for receipt of funds under the USDA guarantee.
Distribution to Unit Holders
As of September 30, 2010, our board of directors had not declared any distributions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are exposed to the impact of market fluctuations of interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as we conduct all of our business in U.S. Dollars.
Interest Rate Risk
We are exposed to market risk from interest rate changes, resulting primarily from holding loans that bear variable interest rates. We have prepared the following sensitivity analysis showing the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt	Interest Rate at	Adverse 10% Change	Annual Adverse
at September 30, 2010	September 30, 2010	in Interest Rates	Change to Income
$24,499,040	3.50%	3.850%	$(82,643)
$5,672,128	7.25%	7.975%	$(4,301)
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
At September 30, 2010 and December 31, 2009, we had net derivative liabilities of $41,561 and $5,737, respectively, related to home heating oil swaps commodity contracts, with the related mark-to-market effects included in “Cost of Sales” in the statements of operations. For the nine months ended September 30, 2010, we recorded a gain of $165,703 to cost of sales related to derivative contracts.
Several variables could affect the extent to which price fluctuations of soybean oil, natural gas or biodiesel impact our derivative instruments. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. As we move forward, additional protection may be necessary. As the prices of these hedged commodities move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, these price protection positions may cause immediate adverse effects, but are intended to produce long-term growth for us.
A sensitivity analysis has been prepared to estimate our exposure to soybean oil and biodiesel price risk. The table presents the net fair value of our derivative instruments as of September 30, 2010 and December 31, 2009, and the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The fair value of the positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. The results of this analysis, which may differ from actual results, are as follows:

		Effect of
	Fair Value	Adverse Change
September 30, 2010	$(41,561)	$(47,930)
December 31, 2009	$(5,737)	$(23,098)

Item 4. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are not effective due to the material weakness described below.
Our management and our audit committee have concluded that during the period covered by this report, there were deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be a “material weakness.” Specifically, there were several adjustments related to the September 30, 2010 financial statements that were proposed and recorded, as well as revisions that were made, that could be considered to be a material weakness. In light of the foregoing, our audit committee will increase its review of our disclosure controls and procedures. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2010 and, except as set forth above, there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Risk factors are discussed in our annual report on Form 10-K, as amended. The risks described in our annual report are not the only risks facing us. The following Risk Factors supplement and update the Risk Factors disclosed in our annual report and should be read with the section above entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors in our annual report, as amended.
There are doubts about our ability to continue as a going concern and if we cannot continue our business, our units may have little or no value. As discussed in Note 11 to the accompanying financial statements, several unfavorable conditions have created uncertainty regarding our ability to continue to operate as a going concern, including our net losses. Additionally, we are currently in violation of the financial covenants contained in our term loan agreement, which, at our lender’s election, could result in the acceleration of the unpaid principal balance and accrued interest under the loan agreement. This would require us to immediately repay all amounts that we owe to our lender. We do not anticipate having the funds to immediately repay the loan if our lender accelerates our loan. Moreover, our MOSA with REG terminated effective August 1, 2010, and we do not have alternative service providers. In addition, because of the expiration of the biodiesel blenders’ credit, we do not have any contracts for the sale of our product and are not operating our plant as of the date of this report. If we cannot continue to operate as a going concern, we may be forced to file for bankruptcy or otherwise liquidate our assets. This could result in the loss of some or all of the value of our units.
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
Item 3. Defaults upon Senior Securities
As described in Part II, Item 2 “Liquidity and Capital Resources,” we are in default of the covenants contained in our term loan agreement with our lender. Our failure to comply with these covenants is an event of default, entitling our lender to exercise its remedies under the loan documents and applicable law, including, but not limited to, acceleration of the unpaid principal balance and accrued interest and foreclosure of its mortgage and security interest. As of the date of this report, our lender has also chosen not to exercise its remedies. However, if we continue to be in default, our lender may not continue to forebear from exercising such additional remedies.
Item 4. (Removed and Reserved)
Item 5. Other Information
Subsequent to the period covered by this report, we entered into two agreements with REG for sales of biodiesel. On October 7, we sold 2,000,000 gallons of biodiesel to REG and on October 29, we sold 150,000 gallons to REG. These sales constitute substantially all of our biodiesel inventory as of September 30.
Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing
10.1	Fourth Amendment to Loan Agreement	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DUBUQUE BIODIESEL, LLC
Date: November 15, 2010	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: November 15, 2010	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)