Form 10-K
period 2010-12-31
Western Dubuque Biodiesel, LLC
filed 2011-03-31
CIK 1396709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2010

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
Membership Units
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 30, 2010, the end of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the membership units held by non-affiliates (computed by reference to the issuer’s offering price of such membership units in its 2006 state registered offering, as no public trading market currently exists for such membership units) was $23,568,000.
As of March 31, 2011, Western Dubuque Biodiesel, LLC had 29,779 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Exhibits incorporated by reference.

AVAILABLE INFORMATION
Our website address is http://www.wdbiodiesel.net. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Reports,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (SEC). The contents of our website are not incorporated by reference in this annual report on Form 10-K.
CAUTION CONCERNING FORWARD LOOKING STATEMENTS
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described under “RISK FACTORS” and elsewhere in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	The status of the $1.00 per gallon blenders credit and other federal biodiesel supports;
•	Our ability to enter into toll manufacturing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;
•	Our ability to secure and retain service providers to replace REG after our MOSA terminated;
•	The availability and terms of credit or equity financing needed to continue operations if our income from operations is insufficient for us to continue producing biodiesel;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our ability to negotiate reduced loan payments with our lender;
•	Our ability to comply with our loan covenants and our lender’s response to our noncompliance with such covenants;
•	Our ability to market our products and our reliance on others to market our products;
•	Fuel prices, diesel and biodiesel consumption and consumer attitudes regarding biodiesel use;
•	Prices of vegetable oils (particularly soybean oil), animal fats and other feedstock;
•	The continued imposition of tariffs or other duties on biodiesel exported to Europe;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Changes in soy-based biodiesel’s qualification under the RFS and similar legislation;
•	Decreased availability of soybean oil, animal fat or other feedstock;
•
Our ability to locate alternative feedstock to respond to market conditions, particularly since we lack the capability to pre-treat and process raw animal fats and certain crude vegetable oils at our plant;

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
We undertake no duty to update these forward-looking statements, even though our situation may change. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify our forward-looking statements by these cautionary statements.
PART I

ITEM 1.	Business.
Business Development
Western Dubuque Biodiesel, LLC was formed on November 14, 2005 as an Iowa limited liability company. We own and operate a 30 million gallon per year biodiesel production plant in Farley, Dubuque County, Iowa and produce and sell biodiesel and its primary co-product, glycerin. We began producing biodiesel on August 1, 2007, but have historically operated at less than our capacity due to such factors as high feedstock prices and lack of demand for biodiesel. We operated at significantly less than our capacity during our 2010 fiscal year, producing 2,224,194 gallons of biodiesel, which represents 7.4% of our nameplate capacity.
We anticipate that lack of demand for biodiesel will continue into our 2011 fiscal year due to uncertainty surrounding the Renewable Fuels Standard (RFS and RFS2) and the biodiesel tax credit known as the blenders credit. The blenders credit is $1.00 per gallon of biodiesel blended and allows biodiesel to stay competitive with petroleum diesel. The credit expired on December 31, 2009. As a result, demand for biodiesel was drastically reduced and many producers, including us, reduced or stopped production. In December 2010, the credit was reinstated and made retroactive to January 1, 2010 and will again expire on December 31, 2011. It remains uncertain whether a one-year extension of the blenders credit will be sufficient to stimulate demand for biodiesel. In addition, application of the RFS2 has remained unclear despite favorable regulations released in February 2010. To the extent RFS2 and the blenders credit are not swiftly and effectively implemented, or if either of these supports expire or are terminated, we will likely continue to experience lack of demand and instability in our business.
Renewable Energy Group, Inc. (REG) constructed and designed our plant and provided management and operational services for our facility under our Management and Operational Services Agreement dated August 29, 2006 (the “MOSA”). The MOSA terminated on August 1, 2010. Following the termination of the MOSA, we have entered into and continue to seek short-term arrangements with large companies such as Gavilon, Archer Daniels Midland (ADM) and REG to provide feedstock for us to process into biodiesel for them. Without such arrangements, we do not currently have sufficient working capital to purchase feedstock for production and hold biodiesel until it can be sold. We do not currently have any binding tolling agreements or biodiesel sales contracts, though we are currently producing biodiesel under a nonbinding tolling arrangement. We anticipate we will have operating interruptions throughout our 2011 fiscal year because of our liquidity position and the lack of demand for biodiesel.
We are currently out of compliance with all of the financial covenants of our loan agreement with our primary lender, Beal Bank Nevada (Beal Bank), and we anticipate that we will be out of compliance with such covenants during at least part of 2011. Our net losses, the termination of the MOSA, our failure to satisfy our loan covenants and the uncertainty of important federal biodiesel supports have raised doubts as to our ability to continue as a going concern.
Principal Products, Demand and Markets
Our principal products are biodiesel and crude glycerin. Our plant is designed with an annual capacity to process approximately 33,000,000 gallons of feedstock into approximately 30,000,000 gallons of biodiesel and 3,000,000 gallons (approximately 31,200,000 pounds) of crude glycerin. Our plant can produce biodiesel from refined animal fats and crude and refined vegetable oils (such as soybean oil). Corn oil and raw or crude animal fats must be refined before we process them at our plant. Therefore, we rely on third parties to pre-treat these feedstocks before we can use them in the biodiesel production process. We do not have any long-term arrangements for feedstock pre-treatment, which could result in our inability to use certain feedstocks that would otherwise be more cost-effective.

Biodiesel
Biodiesel is a high-lubricity, clean-burning alternative fuel produced from domestic, renewable resources. Biodiesel is primarily used in diesel engines and may also be used as home heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed-quality fat and soapstock, a by-product of refining the incoming oil. Biodiesel can be used in neat (pure) form or blended with petroleum-based diesel.
Pure biodiesel is typically designated in the marketplace as B100. When biodiesel is blended with petroleum-based diesel, it is typically identified in the marketplace according to the percentage of biodiesel in the blend. For example, “B20” indicates that 20% of the fuel is biodiesel and 80% is petroleum-based diesel.
Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, blends of B20 or less may be used in most standard diesel engines without requiring engine modifications. Biodiesel demonstrates greater lubricating properties than petroleum-based diesel. This could lead to less long-term engine wear as biodiesel creates less friction in engine components than petroleum-based diesel. Biodiesel also demonstrates greater solvent properties. With higher percentage blends of biodiesel, this may cause breakdowns in certain rubber engine components such as seals. The solvent properties of biodiesel also can cause accumulated deposits from petroleum-based diesel in fuel systems to break down, leading to clogged fuel filters in the short-term. These issues are less prevalent in blends that utilize lower concentrations of biodiesel.
General Demand for Biodiesel
The biodiesel industry needs to grow demand for biodiesel to support biodiesel prices and allow us to operate the biodiesel plant profitably. Currently, there is little demand for biodiesel because of the uncertainty surrounding the blenders credit. The credit’s expiration made biodiesel expensive compared to petroleum-based diesel. Management believes that demand for biodiesel may increase due to the retroactive reinstatement of the blenders credit, federal biodiesel use mandates under the RFS2 (described below under “Federal Biodiesel Supports”) and various state biodiesel use mandates. However, the RFS2 mandate only requires the use of 1 billion gallons of biodiesel by 2012 which is significantly less than the current production capacity of the biodiesel industry. Additionally, in July 2008 there was a change to the ASTM standards which allows up to 5% biodiesel to be blended in with petroleum diesel and the product to still be labeled as petroleum diesel. This may continue to provide demand for biodiesel, especially in conjunction with the renewed blenders credit and RFS2, and offset some of the negative public opinions the biodiesel industry has faced.
The biodiesel industry constitutes only a small part of the US diesel fuel market. Moreover, biodiesel production continues to decrease, remaining far below capacity, due to unfavorable market conditions. The National Biodiesel Board estimated US biodiesel production at 691 million gallons in 2008, 545 million gallons in 2009, and 315 million gallons in 2010. The Biodiesel Magazine website estimates that as of December 12, 2010, national biodiesel production capacity totaled approximately 2.83 billion gallons per year. According to the Biodiesel Magazine website, there are 167 plants, with 58 currently not producing biodiesel and many others that do not operate at full capacity. It is possible that any increased demand could be offset by increased production if biodiesel plants were to increase production in response to improving market conditions. Moreover, the biodiesel that is used to fulfill increased demand may be manufactured by biodiesel producers who can produce biodiesel more cost-effectively than we can.

Cold Flow Properties
Biodiesel has different cold flow properties depending on the feedstock used in its manufacture. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates. To provide biodiesel with an acceptable pour point in cold weather, we need to blend our biodiesel with petroleum-based diesel. Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. Cold flow additives can also be used seasonally to provide a higher level of cold weather protection, similar to the current practice with conventional diesel fuel. Demand for our biodiesel is generally lower in colder climates and during the colder months because of cold flow concerns.
Biodiesel Markets
Biodiesel is primarily used as fuel for diesel engines. It is produced using renewable resources and provides environmental advantages over petroleum-based diesel fuel, such as reduced vehicle emissions. Our ability to market our biodiesel is heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel. Biodiesel prices also depend upon the availability of economic incentives to produce and use biodiesel.
Biodiesel is frequently used as fuel in transport trucks, ships, trains, in farming activities and government vehicles. Government legislation that seeks to encourage renewable fuels use could lead to an expansion of the market for biodiesel in the future. Biodiesel has also been identified as a substitute for diesel fuel in underground mining operations because it burns cleaner and leads to less air pollution. Further, biodiesel may be safer to handle in a mine setting where fire can be disastrous. Additional markets may become available because of growing environmental concerns by American consumers as well as an increased awareness of energy security and the United States’ ability to supply its own fuel needs. However, biodiesel still only accounts for a very small percentage of the diesel fuel market as a whole. The biodiesel industry will need to continue to grow demand to sustain the price of biodiesel into the future.
Wholesale Market / Biodiesel Marketers. The wholesale market involves selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase B100 from biodiesel production plants, mix it with petroleum diesel fuel, and deliver a final product to retailers. There are few wholesale biodiesel marketers in the US. Three examples are World Energy in Chelsea, Massachusetts; Eco-Energy, Inc. in Franklin, Tennessee; and REG, Inc. in Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee.
Under the MOSA which expired in August 2010, REG marketed the biodiesel produced at our plant. We continue to evaluate our options with respect to marketing our biodiesel. Following the termination of the MOSA, we have entered into and continue to seek short-term arrangements with large companies such as Gavilon, ADM and REG to provide feedstock for us to process into biodiesel for them. Without such arrangements, we do not currently have sufficient working capital to purchase feedstock for production and hold biodiesel until it can be sold. We do not currently have any binding tolling agreements or biodiesel sales contracts, though we are currently producing biodiesel under a nonbinding tolling arrangement. We anticipate we will have operating interruptions throughout our 2011 fiscal year because of our liquidity position and the lack of demand for biodiesel. Moreover, if we are not able to engage new service providers, we may not be able to perform all of the services that REG provided using our own employees, including marketing our products, particularly if we increase production in the future.
Retail Market. The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and “jobbers,” which buy products from manufacturers and sell them to retailers. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. The biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly for us to effectively market our biodiesel to retail users. Areas requiring expansion include, but are not limited to: rail capacity; storage facilities for biodiesel; truck fleets capable of transporting biodiesel within localized markets; refining and blending facilities to handle biodiesel; and service stations equipped to handle biodiesel fuels.
International Markets. We or our marketers may sell a portion of our biodiesel in international markets, particularly in Europe. The European Union has, as a result of its investigation into alleged unfair trade practices of the US biodiesel industry, imposed tariffs and duties on biodiesel produced in the US and exported to Europe. This has significantly reduced the ability of US producers to market biodiesel in the European market at a profit. Other countries may make similar claims regarding US biodiesel sales in those countries, which would further limit markets for US biodiesel and depress demand.

Government/Public Sector. The government has increased its use of biodiesel since the implementation of the Energy Policy Act of 1992, amended in 1998 (EPACT), which authorized federal, state and public agencies to use biodiesel to meet the EPACT alternative fuel vehicle requirements. However, it is unlikely we could successfully market our biodiesel directly to such entities due to very long sales cycles based on the intricacies of their decision-making and budgetary processes. Moreover, many government entities are struggling with budgetary shortfalls because of the global economic conditions and making significant cuts to their spending and services.
Primary Co-product — Glycerin
Glycerin is the primary co-product of the biodiesel production process and equals approximately 10% of the quantity of biodiesel produced. It is highly stable under typical storage conditions, compatible with many other chemicals and comparatively non-toxic. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products. It is an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products. In addition, new uses for glycerin are frequently being discovered and developed due to its versatility. However, oversupply of glycerin and low glycerin prices may limit our ability to generate revenues through the sale of our primary co-product. Additionally, many of the uses for glycerin require refined glycerin, and we cannot refine the crude glycerin produced at our plant.
As of mid-December 2010, according to the Jacobsen Biodiesel Bulletin, average crude glycerin prices were approximately 14 to 16 cents per pound.
Distribution of Principal Products
We can deliver our products by truck or rail. Our property is on the Canadian National Railroad. We have established rail service directly to the plant to ship biodiesel to our customers.
Sources and Availability of Raw Materials
The cost of feedstock accounts for 70% to 90% of the cost of producing biodiesel. Soybean oil is the most abundant feedstock available in the US to produce biodiesel. The ten-year average price for soybean oil is approximately 28 cents per pound. However, soybean oil prices have been extremely volatile, reaching record highs in the summer of 2008 and sharply declining thereafter, likely due to changing global economic conditions. The USDA December 13, 2010 Oil Crops Outlook report states that the average November 2010 soybean oil price was approximately 47.62 cents per pound, which is below the July 2008 peak prices of 62.54 cents. According to the USDA’s National Weekly Ag Energy Round-Up report, crude soybean oil prices in Iowa for the week of December 10, 2010 ranged from 49.90 to 51.15 cents per pound. However, increased competition with other biodiesel plants for soybean oil may result in prices again increasing to 2008 prices for soybean oil. Additionally, the number of acres of soybeans planted and harvested can impact the price of and competition for soybean oil.
The charts below show US soybean oil prices over the past ten years and for each month from the beginning of the 2009/2010 marketing year to November 2010:

			US Soybean Oil Average Prices
US Soybean Oil Average Prices for the			for 2009-2010
Past 10 Years			Marketing Year
Marketing Year	Price (cents)		Month	Price (cents)
1999/00	15.60		October 2009	33.15
2000/01	14.15		November 2009	36.59
2001/02	16.46		December 2009	36.81
2002/03	22.04		January 2010	34.88
2003/04	29.97		February 2010	34.69
2004/05	23.01		March 2010	36.39
2005/06	23.41		April 2010	37.11
2006/07	31.02		May 2010	35.41
2007/08	52.03		June 2010	34.47
2008/09	32.16		July 2010	35.07
2009/10	35.95		August 2010	37.57
2010/11	45.0-49.0	(1)	September 2010	39.21
			October 2010	44.02
			November 2010(1)	47.62

(1)	Preliminary Price

Data provided by USDA, Oil Crops Outlook Report, December 13, 2010
Because more than seven pounds of soybean oil is needed to make one gallon of biodiesel, increases in soybean oil costs significantly reduce our potential profit margin on each gallon of biodiesel. Any increase in the cost of soybean oil will negatively impact our ability to generate revenues and profits.
Due to the volatility of soybean oil prices, we also use alternative feedstocks, including refined animal fat. However, prices for these alternative feedstocks have tended to correlate with the cost of soybean oil. Like soybean oil prices, for example, animal fat prices peaked in 2008 and declined thereafter as domestic and global economic conditions worsened. The USDA December 13, 2010 Oil Crops Outlook report provides that the average November 2010 prices for lard and edible tallow were 37.32 and 41.75 cents per pound, respectively. The USDA predicted lard and edible tallow prices could increase slightly for 2010/2011, ranging from 41 to 45 cents per pound for lard and 38.5 to 42.5 cents per pound for edible tallow.
Crude animal fats and certain crude vegetable oils (such as corn oil) need to be pretreated before we can process them into biodiesel at our plant. Pretreatment takes crude feedstocks, removes the impurities, and prepares the feedstock to go through the biodiesel production process. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock. We do not anticipate that we will secure the necessary equipment to pre-treat animal fats at our plant in the foreseeable future and we anticipate continuing to be dependent on third parties to pre-treat certain feedstocks (such as corn oil and crude animal fats) for us if we choose to use them in the biodiesel production process.
Following the termination of the MOSA, we have entered into and continue to seek short-term arrangements with large companies such as Gavilon, ADM and REG to provide feedstock for us to process into biodiesel for them. Without such arrangements, we do not currently have sufficient working capital to purchase feedstock for production. We do not currently have any binding tolling agreements or biodiesel sales contracts, though we are currently producing biodiesel under a nonbinding tolling arrangement. We anticipate we will have operating interruptions throughout our 2011 fiscal year because of our liquidity position and the lack of demand for biodiesel.
Utilities and Infrastructure
Electricity. Alliant Energy, Inc. provides us with electrical service at the regulatory rate and service standard tariffs on file with the Iowa Commerce Commission. To maintain the Large General Service Usage rates, we must consume at least 20,000 kWh or more of electricity each billing month.
Water. Based upon operations at full plant capacity, our plant requires approximately 55 gallons of water per minute. The City of Farley supplies us with water to operate the biodiesel plant. We are billed by the City of Farley for at least 50,000 gallons per day. We pay the City of Farley 1.25 times the normal rate for any water we consume in excess of 150,000 gallons per day. The maximum usage under the agreement is measured quarterly, and we will be in breach of the agreement if we exceed this maximum usage for any quarter. The maximum usage under the contract is 150,000 gallons per day. The term of the agreement continues for as long as there is a water use permit in effect for the City of Farley.
The City of Dubuque processes our wastewater. Sewage treatment rates are based on City of Dubuque ordinances and a schedule in our agreement with the city. The agreement establishes maximum discharge amounts based partially on the wastewater permits held by the City of Dubuque. If we exceed the discharge limitations, we will have ten working days after receiving written notice of the violation from the City of Dubuque to come into compliance. We will be charged a surcharge of $100 per day if we discharge water that falls outside of the acceptable pH range specified in the contract. The term of this agreement runs from May 20, 2007 until July 30, 2012. The agreement can be terminated by the City of Dubuque should we fail to pay any amount due under the agreement within 30 days of the due date. The City of Dubuque may also terminate the agreement if we breach the agreement and do not correct our breach within 90 days.

Natural Gas. Constellation Energy, Inc. (“Constellation”) provides the natural gas we require at the biodiesel plant on a month-to-month basis. Constellation delivers our natural gas to the city of Farley. We have a separate agreement with Black Hills Energy, who delivers the natural gas to our biodiesel plant.
Rail. The Canadian National Railroad provides rail service near our biodiesel plant. We are responsible for the maintenance costs for the portion of the track we own. If we do not use the portion of track that services the plant for any consecutive 12-month period, the railroad may consider the track abandoned and could remove the track owned by the railroad.
Dependence on One or a Few Major Customers
Following the termination of the MOSA, we have entered into and continue to seek short-term arrangements with large companies such as Gavilon, ADM and REG to provide feedstock for us to process into biodiesel for them. Without such arrangements, we do not currently have sufficient working capital to purchase feedstock for production and hold biodiesel until we are able to sell it. We do not currently have any binding tolling agreements or biodiesel sales contracts, though we are currently producing biodiesel under a nonbinding tolling arrangement. We anticipate we will have operating interruptions throughout our 2011 fiscal year because of our liquidity position and the lack of demand for biodiesel.
New Products and Services
We have not introduced any new products or services during the fiscal year ended December 31, 2010.
Research and Development
We continue to explore acquiring and processing alternative feedstocks and technology for using other feedstocks. However, as discussed in “RISK FACTORS,” it is difficult to locate alternative feedstocks at acceptable prices; moreover, we may not be able to obtain new technology if we are unable to procure financing to cover the associated costs.
Federal Biodiesel Supports
Biodiesel Tax Credits
The American Jobs Creation Act of 2004 originally created the biodiesel blenders excise tax credit. It provided a $1.00 tax credit per gallon for biodiesel. The blenders credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The blenders credit’s desired effect was to streamline biodiesel use and encourage petroleum blenders to blend biodiesel to allow more biodiesel to be used in the marketplace. The blenders credit also streamlined the tax refund system for below-the-rack blenders to provide a tax refund on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. The blenders credit expired on December 31, 2009, hampering the ability of biodiesel to compete with petroleum diesel prices and decreasing demand for biodiesel. In December 2010, the blenders credit was reinstated retroactively for 2010 and extended through December 31, 2011. It remains uncertain whether a one-year extension of the blenders credit will be sufficient to stimulate demand for biodiesel. Moreover, we do not anticipate that we will benefit much from the retroactive application of the blenders credit in 2010 because of our limited production and sales during the year. If the credit expires again in 2011 without extension, we anticipate negative impacts to the biodiesel industry similar to those seen in 2010.

Renewable Fuels Standard
The Energy Policy Act of 2005 created the RFS which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (EISA) expanded the RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022 (RFS2). The RFS2 requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The RFS2 further requires that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the EPA announced that the RFS2 program in 2009 would continue to apply to gasoline producers and importers. This meant that the 500 million gallons of biomass-based diesel required by the RFS2 did not have to be blended into US fuel supplies in 2009 because the regulatory structure of the original RFS program did not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. On February 3, 2010, the EPA issued final rules under RFS2. The final rules combined the 2010 and 2009 biomass-based diesel requirements to require that obligated parties meet a combined 2009/2010 requirement of 1.15 billion gallons by the end of the 2010 compliance year. We anticipate that there will again be a roll-over of some of the 2010 requirement into 2011 and also that some of the cellulosic requirements that cannot be achieved due to lack of technology may be allowed to be filled by biodiesel. Thus, we anticipate that biodiesel requirements under the 2011 RFS2 may exceed the standard 800 million gallon requirement.
Part of RFS2 required that advanced biofuels reduce life cycle greenhouse gas emissions by 50% relative to gasoline sold or distributed in transportation. In May 2009, the EPA proposed rules that took into account indirect land use changes when calculating greenhouse gas emissions. Based on the EPA’s preliminary findings, soy-based biodiesel was found to reduce greenhouse gas emissions by only 22%, which would disqualify it from counting towards the RFS2. Biodiesel from animal fat was found to reduce greenhouse gas emissions by approximately 80%. The EPA did not measure biodiesel produced from corn oil. However, when the EPA issued its final determinations under the RFS2, it found that soy oil complies with the 50% greenhouse gas emission reduction requirements.
RFS2 recently gained additional certainty when on December 21, 2010, a lawsuit challenging the RFS2 regulations was dismissed. We anticipate that the RFS2 may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS2. As of December 12, 2010, estimated national biodiesel production capacity already exceeded the 2012 biodiesel and biomass-based diesel use mandate contained in the EISA. Accordingly, additional production of biodiesel and biomass-based diesel may continually outstrip any additional demand for biodiesel created by this new law. We also anticipate that the expanded RFS2 will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS2 requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap. Furthermore, we have not yet significantly benefited from RFS2 because the blenders credit had expired when the final RFS2 regulations were released, and we were producing very little biodiesel. Therefore, we are still not certain if RFS2 will stimulate the biodiesel market.
RFS2 and RINs
One potential advantage biodiesel has in the petroleum diesel market is the marketability and value of renewable identification numbers (RINs). The RFS2 system is enforced through a system of registration, recordkeeping and reporting requirements for obligated parties and renewable producers (“RIN generators”), as well as parties that procure or trade RINs, either as part of their renewable purchases or separately. Any person who violates the RFS2 program may be subject to civil penalties for each day of each violation. For example, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation constitutes a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are directed at ensuring the RFS2 program goals are not compromised by illegal conduct in the creation and transfer of RINs. The EPA has assigned “equivalence values” to each type of renewable fuel to determine compliance with the RFS2. The equivalence values use ethanol as the base-line measurement (one gallon of ethanol equals one credit toward RFS2 compliance) and assign biodiesel an equivalence value of 1.5 (one gallon of biodiesel equals one and one-half gallons credit toward RFS2 compliance). A market has emerged in the petroleum diesel industry for trading these RINs. The value of the RIN can sometimes offset higher biodiesel pricing, which can make biodiesel more competitive with petroleum diesel.

Small Agri-Biodiesel Producer Credit
The Energy Policy Act of 2005 provides for a tax subsidy for small agri-biodiesel producers with total annual production capacities of 60 million gallons or less. The subsidy is applicable to the first 15 million gallons of biodiesel produced annually. The subsidy is equivalent to a 10-cent credit per gallon of biodiesel produced annually and the maximum annual subsidy per biodiesel producer is $1.5 million. Because we are taxed as a partnership, this credit passes through to our members and is used as a credit against their federal income tax liability, subject to various limitations. The credit expired on December 31, 2010.
Commodity Credit Corporation Bioenergy Program
The Farm, Nutrition, and Bioenergy Act of 2008 (Farm Bill) reauthorized the Commodity Credit Corporation (CCC) Bioenergy Program. The program provides $300 million in mandatory funding to biodiesel producers over the 5-year duration of the Farm Bill to biodiesel producers. The Farm Bill also authorizes an additional $25 million in funding each year from fiscal year 2009 through 2012, if Congress provides the additional funding during its annual appropriations process. The CCC Bioenergy Program creates two classes of producers; producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. We received approximately $178,927 and $254,000 from this program in 2010 and 2009, respectively.
State Legislation
Several states, including Iowa, are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota was the first state to mandate biodiesel use in September 2005, requiring that all diesel fuel sold in the state contain a minimum of 2% biodiesel. In 2008, Minnesota passed additional legislation to increase biodiesel content of diesel fuel sold in the state from 2% to 20% by 2015. In 2009, Minnesota increased its biodiesel blend requirements to mandate all diesel fuel contain a minimum of 5% biodiesel. However, the state has occasionally had to suspend this requirement during winter months due to cold flow concerns. Similarly, in July 2008, Massachusetts signed a law that requires all home heating oil and diesel fuel in the state to consist of 2% biodiesel by 2010 and 5% biodiesel by 2013. However, the Massachusetts Department of Energy Resources will be entitled to delay those requirements if it determines that fuels are not available to meet these requirements.
Originally passed in May 2006, and updated in 2009, the Iowa renewable fuels standard (IRFS) requires that 10% of the fuel used in Iowa be from renewable sources by 2009 and increasing to 25% by 2021. While this does not specifically require biodiesel use, it may significantly increase renewable fuels use in Iowa, including biodiesel. The Iowa legislation includes tax credits to help retailers meet this requirement, such as an incentive of three cents per gallon of biodiesel sold for retailers who sell at least 50% biodiesel blends, which are set to expire in 2012.
In addition, in 2009, Iowa passed the Ethanol Promotion Tax Credit, which ends after calendar year 2020. The incentive is directly tied to the IRFS schedule with amounts to be paid only for “pure” ethanol gallons (E100). The law allows “pure” biodiesel gallons (B100) to count toward achieving the threshold schedule. However, biodiesel gallons are not eligible for these credits as they are covered by the Biodiesel Blended Fuel Tax Credit. The schedule is based on E100 plus B100 divided by total gasoline gallons. The amount of the credit will be determined each year using:
•	6.5 cents per gallon of E100 if retailer meets the biofuel standard threshold percentage
•	4.5 cents per gallon of E100 if retailer is within 1-2% of threshold percentage
•	2.5 cents per gallon of E100 if retailer is within 3-4% of threshold percentage
•	0 cents if more than 4% below the threshold percentage

Other states have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.
Effect of Government Regulation
The biodiesel industry and our business depend upon the continuation of the state and federal biodiesel supports discussed above. These incentives have supported a market for biodiesel that might disappear without the incentives. As demonstrated by the effect the expiration of the blenders credit had on the industry, the elimination or reduction of such state and federal biodiesel supports would make it more difficult for us to sell our biodiesel at acceptable prices and would increase our net loss and negatively impact our future financial performance.
Additionally, environmental laws aimed at lowering fuel emissions may also promote biodiesel consumption. The Clean Air Act Amendments of 1990 required the EPA to regulate air emissions from numerous sources. In a 2001 rule, the EPA provided for the decrease of emissions from vehicles using on-road diesel by requiring a reduction in the sulfur content of diesel fuel from 500 parts per million (ppm) to a significantly lower 15 ppm commencing in June 2006, and 10 ppm by 2011. Reducing the sulfur content of petroleum-based diesel leads to a decrease in fuel lubricity, which may adversely impact engines. However, biodiesel is able to supply lubricity, which makes biodiesel an attractive blending stock to satisfy the requirements.
Environmental regulations that affect our company change frequently. The government could adopt more stringent environmental rules or regulations that could increase our operating costs or might eliminate provisions such as the Clean Air Act Amendments that indirectly promote biodiesel use. The government could also adopt environmental rules or regulations that may have an adverse effect on biodiesel use.
Furthermore, the Occupational Safety and Health Administration (OSHA) governs our plant operations. Compliance with OSHA regulations may increase the costs of our operations. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.
Competition with Other Biodiesel Producers
We operate in a competitive environment. We compete with large, multi-product companies and other biodiesel plants with varying capacities. We face competition from these plants for capital, labor, management, feedstock and other resources.
Biodiesel is a relatively uniform commodity where competition is predominantly based on price, consistent fuel quality, and delivery service. As of December 12, 2010, the Biodiesel Magazine website reported that there were 167 biodiesel plants in the US, but that only 109 of these plants are currently operating. Currently, there are 12 existing biodiesel plants in Iowa, including our plant; however, according to the Biodiesel Magazine website, only six of these are currently operating and several of these plants may not be operating at full capacity. We expect that biodiesel producers may increase production due to the reinstatement of the blenders credit. However, without increased demand to meet additional production, biodiesel prices may decrease further.
We must compete with other biodiesel producers not just in the sale of our biodiesel, but also in the acquisition of feedstock and other raw materials. Most plants, and many of the largest producers, utilize soybean oil as the feedstock to produce biodiesel. This makes it more expensive for us to produce biodiesel from soybean oil and reduces our profit margins from soybean oil-based biodiesel. This is because there is little or no correlation between the feedstock prices and the market price of biodiesel and, therefore, we cannot pass along increased feedstock costs to our biodiesel customers. Some of our competitors have soy-crushing facilities and are thus not reliant upon third parties for their feedstock supply. As a result, we face a competitive challenge from biodiesel plants owned and operated by the companies that supply our inputs, such as Cargill and ADM. This may change over time as high soybean oil prices are encouraging biodiesel producers to find ways to utilize alternative and less costly feedstock types. However, alternative feedstocks have also increased in price as biodiesel producers have increased demand for them.

Some of our competitors have benefited from forgiveness of all or part of their loans, or have acquired plants out of bankruptcy for relatively lower prices, which allows them to use more cash for their business rather than for repayment of loans. Other competitors have greater resources than we currently have or will have in the future. Some of the largest plants include the 180 million gallon per year RBF Port Neches multi-feedstock plant in Port Neches, Texas; the 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington; the 100 million gallon per year Biodiesel of Las Vegas multi-feedstock plant in Las Vegas, Nevada; the 90 million gallon per year Green Earth Fuels of Houston multi-feedstock plant in Galena Park, Texas; and the 85 million gallon per year ADM canola-based plant in Velva, North Dakota.
Competition from Other Fuel Sources and Additives
The biodiesel industry competes with the diesel fuel segment of the petroleum industry. Historically, biodiesel prices have correlated to petroleum-based diesel prices. Diesel prices reached record highs in July 2008 of approximately $4.70 per gallon for No. 2 ultra low sulfur diesel, and fell significantly thereafter. Biodiesel prices similarly increased leading up to the July 2008 peak and then fell significantly. Lower petroleum-based diesel prices make it difficult for biodiesel to compete, due to feedstock costs and other market factors. As noted under “Federal Biodiesel Supports,” certain government supports, including the effect of RFS2 and RINs, may help biodiesel to compete more favorably with diesel. The expiration or termination of these supports negatively impact the ability of biodiesel to compete with petroleum-based diesel, thereby reducing demand. For example, biodiesel prices have been negatively impacted by the expiration of the blenders credit, which significantly increased the market price of biodiesel.
Renewable diesel is another form of diesel with which we compete. Renewable diesel has characteristics similar to that of petroleum-based diesel fuel and can be co-processed at traditional petroleum refineries from vegetable oils or animal fats mixed with crude oil through a thermal de-polymerization process.
We also compete with producers of other diesel additives, such as petroleum-based lubricity additives. Some major oil companies produce these additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel, making it difficult to successfully market our biodiesel as a lubricity additive.
Glycerin Competition
As biodiesel production has increased, the glycerin market has become increasingly saturated. Glycerin prices dropped dramatically in 2006, with crude glycerin prices hovering around 2 cents per pound or less. Some plants had to give away glycerin, and according to the Jacobsen Publishing Company’s Biodiesel Bulletin, others paid to dispose of crude glycerin. However, as of mid December 2010, according to the Jacobsen Biodiesel Bulletin, average crude glycerin prices were approximately 14 to 16 cents per pound.
Some of our competitors, such as Cargill and ADM, have expanded their glycerin refining capacities due to relatively higher prices for refined glycerin when compared to crude glycerin prices. In Iowa Falls, Iowa, Cargill has built a 30 million pound per year glycerin refinery near its 37.5 million gallon per year biodiesel production plant. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and oversight by the EPA. We have obtained the necessary permits to conduct plant operations, including air emissions permits, a NPDES permit, and boiler permits. We also entered into an agreement with the City of Dubuque for the discharge of our wastewater into its wastewater disposal system. REG assisted us in obtaining our required permits. Although we have been successful in obtaining the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. For the fiscal year ended 2010, we estimate that we spent approximately $27,000 in complying with federal, state and local environmental laws. We estimate that we will spend approximately $100,000 in complying with federal, state, and local environmental laws during our 2011 fiscal year.

Iowa and EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.
Employees
As of December 31, 2010, we have 13 full-time employees. We have reduced our employment levels due to reduced production and shutdowns. We now directly employ our general manager, Tom Brooks, who was previously employed by REG and provided services for our plant under the MOSA. We currently do not have an operations manager.

ITEM 1A.	RISK FACTORS.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operations.
Risks Related to Our Business
There are doubts about our ability to continue as a going concern. For the 2010 fiscal year, we have net losses of $4,230,842. We are in violation of the financial covenants contained in our loan agreement with Beal Bank, which constitutes an event of default under our loan agreement. At its election, Beal Bank could require us to immediately repay all amounts that we owe. We do not anticipate having the funds to immediately repay Beal Bank if Beal Bank accelerates our loan. Further, the MOSA terminated on August 1, 2010, and we have not contracted with any company to replace the services previously provided by REG. In addition, due to lack of demand for biodiesel caused by the expiration of the blenders credit, we have operated at substantially less than our production capacity. These and other unfavorable operating conditions have created uncertainty regarding our ability to continue to operate as a going concern. If we are not able to continue to operate as a going concern, we may be forced to liquidate our assets. This could result in the loss of some or all of the value of our units.
We are in violation of the terms of our loan agreement with Beal Bank which could result in Beal Bank foreclosing on our biodiesel plant. We are in violation of the terms of our loan agreement with Beal Bank. Beal Bank may proceed with its rights under the loan agreement, which includes the right to demand immediate repayment of the entire outstanding principal and interest we owe. If Beal Bank were to demand immediate repayment of its loan, we do not anticipate that we could repay Beal Bank. This could result in Beal Bank foreclosing on all of our assets to satisfy our repayment obligations. If our assets are sold, there may not be funds to distribute to our unit holders.
Doubts about our ability to continue as a going concern may make it difficult to obtain additional funds in the future. If we need additional debt or equity financing to comply with our loan covenants or to otherwise fund our operations, our board of directors may attempt to sell additional units or obtain additional debt financing. However, the doubts relating to our ability to continue as a going concern may make it difficult or impossible to raise capital or obtain additional debt financing. Additionally, the global economic crisis has contributed to a generally unfavorable credit environment. If we are unable to raise any additional capital or procure additional funds deemed necessary by our board of directors, our business may fail and our members could lose some or all of their investment.
Liquidity issues could require us to cease operations. Due to many factors described throughout this report, it may not be feasible to operate the biodiesel plant. While we are working to conserve as much cash as possible, we must use cash to maintain the plant so that we can operate it when we have contracts and ramp up production if conditions in the biodiesel industry become more favorable. We do not currently have sufficient working capital to purchase feedstock for production, and we anticipate we will have operating interruptions throughout our 2011 fiscal year because of our liquidity position and the lack of demand for biodiesel. If we are unable to finance our operations, we may be forced to liquidate our assets which may result in the loss of some or all of the value of our units.

We may file for bankruptcy protection if economic conditions and our liquidity problems do not improve. Various biofuels companies across the country have filed for bankruptcy, which is likely due in part to the unfavorable economic climate and market conditions. We are currently experiencing liquidity problems due to our lack of working capital and available credit, decreased biodiesel demand, and lack of biodiesel sale contracts. If our current liquidity problems persist and we are unable to generate sufficient revenues, we may have to consider bankruptcy as an option to cope with our financial difficulties. This would reduce or eliminate the value of our units.
We have experienced net losses and may not operate profitably in the future. We experienced net losses of approximately $4,230,842 and $2,335,532 for our 2010 and 2009 fiscal years, respectively. Management attributes these losses to unfavorable operating conditions. Management anticipates that we may experience a net loss during our 2011 fiscal year as well. If we continue to experience unfavorable operating conditions in the biodiesel industry, including biodiesel prices that are not sufficient to offset our inputs and operating expenses, we may not be able to operate the biodiesel plant. This may eliminate our ability to generate revenues and result in our failure which could decrease or eliminate the value of our units.
Our business is not diversified. Our success depends on our ability to operate our biodiesel plant. We do not have any other lines of business or other revenue sources. If we are not able to operate the biodiesel plant for an extended period, we might not be able to pay our debts as they become due, including payments required under our loan agreements with our lender. In such an event, our members could lose some or all of their investment.
We have limited experience in the biodiesel industry. Most of our directors are experienced in business generally but have limited experience in operating a biodiesel plant or in governing and operating a public company. Additionally, our directors are presently engaged in business and other activities that impose substantial demands on their time and attention. We have been highly dependent upon REG to manage our plant, procure our inputs and market our products under our MOSA. However, the MOSA terminated on August 1, 2010. We hired our general manager, who was previously placed at our plant by REG under the MOSA. We are in the process of evaluating our options with respect to other providers of the services that REG provided. We may not be able to perform all of the services that REG provided using our own employees, including marketing our products, particularly if we increase production in the future. If we lose the services of our general manager or are not able to engage new service providers, we may not be able to operate our business.
Risks Related to Biodiesel Production and the Biodiesel Industry
Decreased biodiesel and glycerin demand and prices have a significant negative impact on our financial performance. The prices at which we can sell biodiesel and glycerin greatly affect our revenues. These prices can be volatile because of many factors over which we have no control, including overall supply and demand, diesel fuel prices, government supports, the availability and price of competing products, and domestic and global economic conditions. Continued lack of demand for our products and any further lowering of biodiesel prices may negatively impact our ability to generate profits.
Changes in feedstock price and availability may hinder our ability to generate revenues and may result in plant shutdowns. Because there is little or no correlation between the feedstock prices and biodiesel prices, we cannot pass along increased feedstock prices to our biodiesel customers. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. The cost of feedstock represents approximately 70%-90% of our production costs. Higher feedstock prices, especially when combined with lower prices for biodiesel, have precluded us from profitably operating the biodiesel plant. Moreover, we do not currently have sufficient working capital to purchase feedstock for production. If we are unable to enter into tolling arrangements or otherwise obtain feedstock at acceptable prices, we may have to shut down the plant.
We are unable to process crude animal fats, which may put us at a competitive disadvantage. Several of our competitors have pretreatment capabilities allowing them to process crude animal fats and other alternative feedstocks to reduce costs. Our plant does not have crude animal fat pretreatment capabilities, which means that the only animal fats we can process at our plant are refined animal fats that have been pretreated by a third party. If we are not able to continue to engage third parties to pre-treat animal fat for us, or we are unable to secure such pretreatment services at reasonable rates, we may not be able to use animal fats which could harm our ability to operate the biodiesel plant profitably.

Changes in production technology could harm our business. The plant is a single-purpose facility and likely has no use other than the production of biodiesel and associated products. Advances and changes in biodiesel production technology may occur that make our biodiesel production technology less desirable or obsolete. Our competitors may develop more efficient technologies that allow them to produce biodiesel more cost-effectively than us. Such developments could require us to commit resources to update the biodiesel plant or otherwise hinder our ability to compete in the biodiesel industry or to operate at a profit.
We may engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on various feedstocks for the biodiesel production process as well as the market price of biodiesel. We may seek to minimize the risks from fluctuations in the prices of our feedstock and the price of biodiesel through using hedging instruments or we may choose not to engage in hedging transactions. Our hedging activities may not be effective in reducing the risk caused by price fluctuation in our feedstock prices and biodiesel prices. This may leave us vulnerable to high feedstock prices and low biodiesel prices. Our financial performance may be significantly affected by the impact that our hedging transactions have on the costs of our raw materials and the selling price of our biodiesel.
The European Commission has imposed anti-dumping and countervailing duties on US biodiesel imported into Europe, which may negatively impact biodiesel demand. The European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the US which extend until 2014. These duties significantly increase the price at which US biodiesel producers may be able to sell biodiesel in European markets, making it difficult or impossible to compete with European biodiesel producers. According to the May 2009 issue of the Biodiesel Magazine, the tariffs could result in an additional charge of $30 to $265 per metric ton of biodiesel. These tariffs have virtually eliminated our ability to make profitable sales in Europe. The lack of European markets also reduces overall demand for US biodiesel, making it even more difficult for us to sell our biodiesel.
Increases in natural gas prices could reduce our profitability. Natural gas prices and availability is subject to volatile market conditions due to factors beyond our control, such as weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in natural gas supply could impair our ability to manufacture biodiesel. Increases in natural gas prices or changes in our natural gas costs may adversely affect our results of operations and financial condition.
The downturn in the US economy has caused demand for biodiesel to decline, which may adversely affect our ability to generate revenues. Several factors have caused significant economic stress and upheaval in the financial and credit markets in the US, as well as abroad since 2008. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. We believe that these economic factors have contributed to an even greater decrease in demand for biodiesel, which may persist throughout all or parts of fiscal year 2011.
Excess biodiesel production would adversely impact our financial condition. The Biodiesel Magazine website estimates the dedicated US biodiesel production capacity of existing biodiesel plants as of December 12, 2010 is approximately 2.83 billion gallons per year. Plants under construction and expansion as of December 12, 2010, if completed, are expected to result in another 386 million gallons of annual US biodiesel production capacity, for total annual production capacity of approximately 3.22 billion gallons. Annual production capacity far exceeds annual biodiesel consumption. As a result, many biodiesel plants, including ours, are operating significantly less than full capacity. Several biodiesel plants have even been forced to completely shut down or declare bankruptcy. If biodiesel demand does not grow to meet the available supply, we may continue to experience shutdowns and the value of your units could be decreased or eliminated.
We face competition from other biodiesel plants for inputs. Biodiesel production at our plant requires significant amounts of soybean oil, animal fats and other inputs. We expect that some plants may increase production due to the reinstatement of the blenders credit, which means we will face increased competition for inputs, including from other biodiesel producers that supply our inputs.
Excess glycerin production may cause the price of glycerin to decline. It is estimated that every million gallons of biodiesel produced adds approximately 100,000 gallons (1,040,000 pounds) of crude glycerin into the market. As biodiesel production has increased, the glycerin market has become increasingly saturated, resulting in significant declines in glycerin prices. Excess glycerin production capacity may limit our ability to market our glycerin co-product and could negatively impact our future revenues.

We compete with some larger, better-financed entities which could impact our ability to operate profitably. We face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs, such as: REG, which formerly managed our plant and now owns multiple production facilities; Cargill, a large supplier of soybean oil (37.5 million gallon biodiesel plant in Iowa Falls, Iowa); ADM, a large supplier of soybean oil (85 million gallon biodiesel plant in Velva, North Dakota that processes canola oil); Biodiesel of Las Vegas (100 million gallon per year multi-feedstock biodiesel plant); Imperium Renewables (100 million gallon per year biodiesel plant in Grays Harbor, Washington); and RBF Port Neches (180 million gallon per year multi-feedstock plant in Port Neches, Texas). We may not be able to successfully compete with these entities in purchasing inputs or selling our products.
Risks Related to Regulation and Government Action
The biodiesel industry depends upon government supports and incentives to compete with petroleum-based diesel. The biodiesel industry and our business are assisted by various federal biodiesel incentives. One such incentive is the blenders credit, which provides a $1.00 tax credit per gallon of biodiesel. The blenders credit expired on December 31, 2009 and only in December 2010 was it extended for 2011 and made retroactive for 2010. Due to the expiration of the blenders credit, demand for biodiesel was significantly reduced because biodiesel could not compete with petroleum-based diesel prices. The elimination or reduction of tax incentives to the biodiesel industry, including the blenders credit, could eliminate the market for biodiesel and materially impair our ability to profitably produce and sell biodiesel. We could be forced to permanently cease production at our plant.
A change in environmental regulations or violations thereof could result in the devaluation of our units. We are subject to extensive air, water and other environmental regulations. We obtained the permits required to construct the plant and that are currently required to operate the plant. However, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the proper time, we may be required to spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations.
Risks Related to Conflicts of Interest
Our directors may have relationships with individuals, companies or organizations with which we do business which may result in conflicts of interest. There may be business relationships between our directors and other individuals, companies or organizations with which we do business that may pose potential conflicts of interest with us. See Part III, Item 13 for specific related party transactions.
Risks Related to Tax Issues in a Limited Liability Company
We do not anticipate declaring distributions to members in the foreseeable future. We have never made distributions to our members, and we do not anticipate that our board of directors will declare distributions to our members in the foreseeable future. Accordingly, members will not likely receive distributions on their units and, if members incur any tax liability because of their ownership of our units, members may be required to satisfy such liability with their personal funds.
If we are taxed as a corporation, we would be subject to corporate level taxes which would decrease our net income and decrease the amount of cash available to distribute to our members. We expect that our company will continue to be taxed as a partnership. This means that our company does not pay any entity-level taxes. Instead, the members are allocated any income we generate based on the member’s ownership interest and pay taxes on the member’s share of our income. If we are not taxed as a partnership and we generated taxable income, our company would be liable for corporate-level taxes which would decrease our net income and the cash we have to distribute to our members.
IRS audits and adjustments could lead to additional tax liability for our members. The IRS could audit our tax returns and disagree with tax decisions we have made on our returns. The IRS could require us to reallocate items of income, gain, losses, deductions, or credits that could change the amount of our income or losses allocated to members. This could require adjustments to members’ tax returns and audits of members’ tax returns by the IRS. If adjustments are required, members could incur additional tax liabilities as well as penalties and interest.

The IRS may classify members’ investments as passive activity income. It is likely that the IRS will treat members’ interests in us as a “passive activity.” If a member is either an individual or a closely held corporation, and if the IRS deems the member’s interest to be “passive activity,” then the member’s allocated share of any loss we incur will be deductible only against income or gains the member has earned from other passive activities. Passive activity losses that the IRS disallows in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict our members’ ability to currently deduct any of our losses that are passed through to such members.

ITEM 2.	PROPERTIES.
The plant site is approximately 36 acres located at 904 Jamesmeier Road, Farley, Iowa. The site is approximately eighty miles from Interstate 80 and twenty miles from the Mississippi River, located on Highway 20 and the Canadian National Railroad. The plant consists of a principal office building, processing building, pretreatment building and storage tank farm. The site also has improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.
Our tangible and intangible property, real and personal, serves as the collateral for our debt financing with Beal Bank. Money borrowed under the Iowa Department of Economic Development (IDED) loan is also secured by substantially all of our assets, but is subordinate to Beal Bank’s lien.

ITEM 3.	LEGAL PROCEEDINGS.
None.

ITEM 4.	(REMOVED AND RESERVED).
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
There is no public trading market for our units. To facilitate trading, we have created an online service designed to comply with federal tax laws and IRS regulations for establishing a “qualified matching service” (QMS) as well as state and federal securities laws. There are detailed timelines that must be followed under the QMS rules and procedures with respect to offers and sales of units. All transactions must comply with the QMS rules and our operating agreement and are subject to approval by our board of directors. Our service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the service. We do not become involved in purchase or sale negotiations arising from the service. We do not characterize ourselves as being a broker or dealer in an exchange or give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval required under our operating agreement, and issuing new certificates. To date, a total of 25 units have been transferred using the QMS.
Unit Holders
As of March 31, 2011, we had 603 unit holders of record and 29,779 units issued and outstanding.

Distributions
We did not declare or pay any distributions during the fiscal year ended December 31, 2010 and, based on current market conditions, production levels and restrictions on distributions imposed by our loan agreement, we do not anticipate that we will make any distributions during our 2011 fiscal year.
Equity Compensation Plans
We do not have any equity compensation plans under which our units are authorized for issuance.
Sale of Unregistered Securities
We did not sell any units during our 2010 fiscal year.
Repurchases of Equity Securities
Neither we nor anyone acting on our behalf has repurchased any of our outstanding units during the period covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA
We are a Smaller Reporting Company and, therefore, are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We incurred a net loss of $4,230,842 for our 2010 fiscal year and a net loss of $2,335,532 for our 2009 fiscal year. We faced a lack of demand for our biodiesel in 2010 due to the expiration of the blenders credit, which had previously allowed biodiesel to compete with petroleum-based diesel prices. In 2009, our net losses were primarily due to high feedstock costs in comparison with the price at which we could sell our products. As a result, we have operated at significantly less than capacity, experiencing periods of shutdowns.
We are currently out of compliance with all of the financial covenants of our loan agreement with Beal Bank., and we anticipate that we will be out of compliance with them during our 2011 fiscal year.
We have entered into and continue to seek short-term arrangements with large companies such as Gavilon, ADM and REG to provide feedstock for us to process into biodiesel for them. Without such arrangements, we do not currently have sufficient working capital to purchase feedstock for production. We do not currently have any binding tolling agreements or biodiesel sales contracts, though we are currently producing biodiesel under a nonbinding tolling arrangement. We anticipate we will have operating interruptions throughout our 2011 fiscal year because of our liquidity position and the lack of demand for biodiesel. We anticipate that we will continue to employ our current production strategy, producing biodiesel only when feedstock costs and biodiesel prices allow us to maintain positive cash flows. However, our ability to do so depends on factors described throughout this report, many of which are outside of our control.
Plant Operations
Production Rate
During our 2010 fiscal year, we operated at approximately 7.4% of our total capacity, producing approximately 2,224,194 gallons of biodiesel. We produced biodiesel only when feedstock costs and biodiesel prices allowed us to maintain positive cash flows. As a result, we did not produce any biodiesel in the first and third quarters of 2010 and produced 1,935,485 and 288,709 gallons in the second and fourth quarters, respectively.

MOSA
Under the MOSA which terminated August 1, 2010, REG provided for our plant’s overall management, placed a general manager and an operations manager at our plant, acquired our feedstock and basic chemicals and provided administrative, sales and marketing functions. For the periods ending December 31, 2010 and 2009, we incurred fees under the MOSA of $15,311 and $283,250, respectively. The amount payable to REG as of December 31, 2010 was $11,113.
Results of Operations
The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended December 31, 2010 and 2009.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2010		December 31, 2009
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$7,642,693	100.0%	$23,361,586	100.0%

Cost of Sales	$10,053,304	131.5%	$24,027,842	102.9%

Gross Profit (Loss)	$(2,410,611)	(31.5)%	$(666,256)	(2.9)%

Operating Expenses	$603,348	7.9%	$564,587	2.4%

Other Income (Expense)	$(1,216,883)	(15.9)%	$(1,104,689)	(4.7)%

Net Income (Loss)	$(4,230,842)	(55.4)%	$(2,335,532)	(10.0)%

Revenues
Our revenues from operations come from three primary sources: (1) biodiesel and crude glycerin sales; (2) income from tolling services agreements; and (3) government incentives. The following table shows the sources of our revenue for the fiscal years ended December 31, 2010 and 2009.

	Total Revenue		Total Revenue
	December 31, 2010		December 31, 2009
Revenue Sources	Amount	Percent	Amount	Percent
Biodiesel and By Product Sales — related party	$7,463,766	97.7%	$8,421,038	36.0%

Biodiesel sales — unrelated party	—	0.0%	$8,801,666	37.7%

Tolling services — related party	—	0.0%	$1,030,384	4.4%

Incentive funds	$178,927	2.3%	$5,107,498	21.9%

Total Revenues	$7,642,693	100.0%	$23,361,586	100.0%

We experienced a significant decrease in our total revenue for our 2010 fiscal year compared to our 2009 fiscal year, primarily because of decreased biodiesel and glycerin production and sales. During our 2010 fiscal year, we produced approximately 2,224,194 gallons of biodiesel and approximately 2,225,029 pounds of glycerin. By comparison, we produced approximately 8,167,000 gallons of biodiesel and approximately 7,377,000 pounds of glycerin during our 2009 fiscal year. During our 2010 fiscal year, we did not produce biodiesel under any tolling services agreements compared to 1,254,000 gallons during our 2009 fiscal year.

Management attributes the decrease in our total biodiesel and glycerin production to decreased biodiesel demand because of the expiration of the blenders credit, the European Union trade dispute and the delay in implementing the RFS2. In particular, the biodiesel industry depends on the blenders credit to make biodiesel cost competitive with petroleum-based diesel, especially when petroleum-based diesel prices are lower. The blenders credit was reinstated retroactively in December of 2010 to extend through December 31, 2011.
We experienced a decrease in our incentive revenue for our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this decrease in incentive revenue with decreased biodiesel production and sales in 2010.
Cost of Sales
The primary components of our cost of sales are raw materials (feedstock, hydrochloric acid, methanol, and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment. We experienced a significant decrease in our cost of sales during our 2010 fiscal year compared to our 2009 fiscal year, primarily due to decreased raw material costs associated with our decreased biodiesel and glycerin production in 2010. However, the decrease we experienced in our cost of sales during our 2010 fiscal year compared to our 2009 fiscal year was relatively smaller than the decrease we experienced in our revenues during the same periods. The tolling services agreements we entered into during our 2009 fiscal year allowed us to produce biodiesel for a fixed fee without having to purchase the feedstock necessary to produce biodiesel. In the absence of such agreements, we must purchase our own feedstock to operate the biodiesel plant. In the future, we expect to seek tolling services agreements and anticipate producing biodiesel from feedstock that we purchase directly when market factors are favorable.
Operating Expenses
Our operating expenses for the fiscal year ended December 31, 2010 were $603,348 or 7.9% of our revenues, increasing from $564,587 or 2.4% of our revenues for our fiscal year ended December 31, 2009. Our operating expenses are relatively stable whether we are operating the biodiesel plant or not. Therefore, when we have reduced revenues, our operating expenses represent a larger percentage of our revenues. We do not anticipate the amount of these expenses to change significantly during our 2011 fiscal year. We anticipate that our consulting and professional fees will be comparable during our 2011 fiscal year compared to our 2010 fiscal year.
Other Income (Expenses)
Our other expenses for our 2010 fiscal year were comparable to our 2009 fiscal year, and we expect these expenses to remain relatively consistent.
Liquidity and Capital Resources
Our only source of liquidity is cash we generate from our operations. We do not have revolving lines of credit or other working capital sources. Due to conditions in the biodiesel industry and the credit markets generally, we do not anticipate that we will be able to secure additional financing should we exhaust the cash we have available from our operations. As of December 31, 2010, we have cash and cash equivalents of approximately $2.1 million, as compared to $3.4 million as of December 31, 2009. Following the end of our 2009 fiscal year, we received an incentive payment of approximately $3.5 million related to biodiesel sold during December 2009 which augmented our cash position for our 2010 fiscal year.
Without tolling arrangements, we do not currently have sufficient working capital to purchase feedstock for production and hold biodiesel until it is sold to customers. We anticipate we will have operating interruptions throughout our 2011 fiscal year because of our liquidity position and the lack of demand for biodiesel. We anticipate that we will continue to employ our current production strategy, producing biodiesel only when feedstock costs and biodiesel prices allow us to maintain positive cash flows. However, our ability to do so depends on factors described throughout this report, many of which are outside of our control, including federal incentives.

We are currently out of compliance with all of the financial covenants of our loan agreement with Beal Bank. While Beal Bank has not foreclosed on our property or otherwise enforced its rights under the loan agreement, it may do so at any time. As a result, we have included the total amount of our long-term debt as a current liability. If Beal Bank were to proceed with its rights under the loan agreement, including requiring immediate repayment, we do not anticipate that we could repay the loan, and we anticipate that we would be forced to file for bankruptcy or otherwise liquidate our assets.
We do not believe that market conditions are favorable for us to secure additional debt or equity financing. However, management continues to consider all opportunities to increase our liquidity, including through additional debt or equity financing and joint ventures or other arrangements with strategic business partners.
The following table shows our cash flows for the fiscal years ending December 31, 2010 and December 31, 2009, respectively.

	Year ended December 31,
	2010	2009
Net cash provided by (used in) operating activities	$154,840	$(1,401,316)
Net cash used in investing activities	(60,828)	(110,977)
Net cash used in financing activities	(1,367,634)	(2,661,879)
Net cash from operating activities
Our operations generated cash in our 2010 fiscal year, while we used cash in our operating activities during our 2009 fiscal year. Our cash flows were negatively impacted during our 2009 fiscal year because of a significant incentive receivable as of December 31, 2009. This incentive receivable was paid in January 2010 which benefited our cash position for our 2010 fiscal year.
Net cash used in investing activities
The amount of cash we used for investing activities during our 2010 fiscal year was comparable to our 2009 fiscal year. Our primary property, plant and equipment purchases during our 2010 fiscal year were for computers and software and related service and installation expenses. Our primary property, plant and equipment purchase during our 2009 fiscal year was for the installation of heat coils.
Net cash used for financing activities
We used less cash for our financing activities during our 2010 fiscal year compared to our 2009 fiscal year, primarily because of our reduced payments on our loan. Our lender allowed us to make reduced payments on our term loan of $150,000 per month beginning in November 2009 and continuing through and including November 1, 2010.
Changes in Financial Condition
The following table highlights the changes in our financial condition from December 31, 2010 to December 31, 2009:

	Year ended December 31,
	2010	2009
Current Assets	$2,770,835	$7,505,501
Current Liabilities	24,228,670	26,959,633
Members’ Equity	13,053,762	17,284,604
Current Assets. We experienced a significant decrease in current assets as of December 31, 2010 compared to December 31, 2009, primarily due to our losses during the year.
Current Liabilities. We experienced a decrease in our current liabilities at December 31, 2010 compared to December 31, 2009, primarily because of a decrease in our long-term debt and a decrease in our accounts payable due to reduced operations. Due to our non-compliance with our loan agreement with Beal Bank and concerns regarding our ability to continue as a going concern, we have classified our long-term debt as a current liability.

Members’ Equity. We experienced a decrease in members’ equity as of December 31, 2010 compared to December 31, 2009, due to an increased accumulated deficit from net losses in operating the biodiesel plant.
Sources of Funds
Equity Financing. We used all of the proceeds from our equity offerings to fund the plant construction and operations. We do not believe that market conditions will be favorable for us to secure additional equity financing for at least the first half of the 2011 fiscal year. However, management continues to consider all opportunities to increase our liquidity, including through additional equity financing and joint ventures or other arrangements with strategic business partners.
Debt Financing. In October 2006, we closed on our term loan with Marshall Bankfirst. In July 2009, state banking regulators shut down Marshall Bankfirst and Beal Bank became our new lead lender. The loan documents we executed with our lender describe the requirements of our term loan in more detail. The loan term is seventy-four months, which consists of a construction phase and a term phase. The term phase commenced on March 1, 2008. We selected the variable rate option for the loan of 0.25% over the prime rate (3.50% at December 31, 2010). Monthly payments are $339,484 including interest at a variable rate. Payments are calculated in an amount necessary to amortize the principal amount of this note plus interest thereon over a 10-year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due in full on January 1, 2013. As of December 31, 2010, the outstanding balance on our term loan was $23,887,852. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender.
Our lender allowed us to make reduced payments on our term loan of $150,000 per month beginning in November 2009 and continuing through and including November 1, 2010. Our monthly payment increased to $339,484 beginning December 1, 2010 and payments are currently otherwise payable and applied according to the original terms of the loan agreement.
We executed a mortgage in favor of our lender creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and our revenues and income. Due to our lender’s security interest in our assets, we cannot sell our assets without its permission, which could limit our operating flexibility. Additionally, our term loan agreement imposes various covenants upon us which may restrict our operating flexibility. The term loan requires us to: maintain up to $125,000 in a capital improvements reserve fund that we must replenish as we use these funds for capital improvement expenditures; maintain certain financial ratios; and obtain our lender’s permission before making any significant changes in our material contracts with third-party service providers. The term loan requires us to certify to our lender at intervals designated in the term loan that we are meeting the financial ratios required by the loan agreement. We are out of compliance with all of the financial covenants as of December 31, 2010, and management projects that we will fail to comply with one or more loan covenants in our 2011 fiscal year. Failure to comply with such covenants constitutes a default under our loan agreement. While we are in default, our lender may elect to take several actions, including, without limitation, acceleration of the unpaid principal balance and accrued interest and foreclosure on its mortgage and security interest. Such actions could result in the loss of our assets.
Although our lender has not elected to exercise its remedies as of the date of this report, it may do so in the future. Our lender has not provided us a waiver of our failure to satisfy the covenants or otherwise agreed not to take action. Our default has caused doubts about our ability to continue as a going concern.
During the fourth quarter of 2009, we entered into an agreement with ADM to purchase canola oil for feedstock to produce biodiesel. We also agreed to sell the biodiesel that was produced to ADM. We engaged Innovative Ag Services (IAS) to provide financing for us to purchase the feedstock from ADM. Jack Friedman, one of our directors and a member of our audit committee, is the Chief Executive Officer of IAS. We agreed to pay IAS interest on the financing provided, as well as a fee per gallon of biodiesel produced with the feedstock. The biodiesel that ADM agreed to purchase from us under this agreement was delivered before the end of 2009. In March 2010, we entered into a subsequent agreement with IAS to purchase approximately 1,975,000 gallons of soybean oil. In exchange for this trade financing, we granted IAS a security interest in our biodiesel and feedstock inventory. As of December 31, 2010, we did not owe any funds under these arrangements.

Government Programs and Grants. We entered into a loan agreement with IDED for $400,000. This loan is part of the IDED’s Value Added Program and $100,000 of the loan is forgivable. As of December 31, 2010, we owe $180,000. The loan requires us to maintain production rates at our nameplate capacity and certain employment levels. Effective September 17, 2009, IDED agreed to amend the loan requirements to extend the project completion date and the project maintenance date. This means that beginning on May 31, 2011, we must have 30 full time employees and maintain those positions through May 31, 2013. Any failure to satisfy these requirements constitutes a default, and may result in acceleration of the loan, as well as partial or full repayment of the forgivable portion if IDED exercises the remedies available to it.
On July 1, 2009, the USDA preliminarily approved our application for financial assistance. If finalized as proposed, the arrangement would allow us to use a $10 million guarantee by the USDA to secure a new $20 million loan from a third-party lender, which we expect we would use to replace our existing debt financing. However, final approval and receipt of the funds is contingent upon several conditions, some of which are outside of our control. For example, we do not have an agreement with any third-party lender to lend us the funds. As a result, we may be unable to obtain third party funding or satisfy the requirements for receipt of funds under the USDA guarantee.
Plan of Operations for the Next 12 Months
We expect to spend approximately $100,000 to purchase spare Teikoku pumps and motors as spare parts to minimize extended downtime. These pumps and motors are specialty and require long lead times for construction. Management does not anticipate any other capital purchases over the next 12 months.
We anticipate that we will continue to employ our current production strategy over the next 12 months, producing biodiesel only when feedstock costs and biodiesel prices allow us to maintain positive cash flows. However, our ability to do so depends on factors described throughout this report, many of which are outside of our control.
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
Derivative Instruments and Hedging Activities
ASC 815, formerly Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain derivative contracts may be exempt under ASC 815 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Generally, our forward contracts related to the purchase of soybean oil feedstock and home heating oil contracts that correlate with feedstock are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of ASC 815. Contracts related to exchange traded commodities are considered non-hedge transactions, with unrealized gains and losses recorded as a component of cost of sales. We do not have any forward contracts for the period covered by this report.
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
Farley, Iowa
We have audited the accompanying balance sheets of Western Dubuque Biodiesel, LLC as of December 31, 2010 and 2009, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Dubuque Biodiesel, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years the ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered a loss from operations during 2010 and trends related to the price of raw materials and the selling price of finished goods provide uncertainty as to whether the Company will be able to operate profitably. As a result, reduced production levels or temporary or extended plant shutdowns may occur. In addition, the Company was not in compliance with certain loan covenants which may result in the lender requiring repayment of the debt during the next year. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Minneapolis, Minnesota
March 31, 2011

WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,105,760	$3,379,382
Margin deposits	33,494	13,890
Accounts receivable:
Trade	—	55,090
Related party	—	143,059
Other receivables	12,904	12,000
Incentive receivables	—	3,494,322
Inventory	417,963	313,929
Utility deposits	87,099	—
Prepaid feedstocks and expenses	113,615	93,829

Total current assets	2,770,835	7,505,501

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	417,392	407,203
Plant and process equipment	37,850,626	37,799,987
Vehicles	42,537	42,537

Total, at cost	41,401,648	41,340,820
Less accumulated depreciation	7,487,298	5,294,490

Total property, plant and equipment	33,914,350	36,046,330

OTHER ASSETS
Restricted cash	406,929	406,929
Loan origination fees, net of amortization	190,318	285,477

Total other assets	597,247	692,406

TOTAL ASSETS	$37,282,432	$44,244,237

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$51,378	$390,791
Related parties	11,113	1,047,081
Current portion of long-term debt	24,067,852	25,435,486
Derivative instruments	—	5,737
Accrued liabilities	73,527	63,138
Deferred rent	24,800	17,400

Total current liabilities	24,228,670	26,959,633

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Accumulated deficit	(13,176,334)	(8,945,492)

Total members’ equity	13,053,762	17,284,604

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$37,282,432	$44,244,237

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010	2009

REVENUES
Biodiesel and by product sales — related parties	$7,463,766	$8,421,038
Biodiesel sales — unrelated party	—	8,801,666
Tolling services — related party	—	1,030,384
Incentive funds	178,927	5,108,498

Total revenues	7,642,693	23,361,586

COST OF SALES
Materials, labor and overhead	10,228,646	23,713,994
Net losses (gains) on derivative instruments	(175,342)	313,848

Total cost of sales	10,053,304	24,027,842

Gross loss	(2,410,611)	(666,256)

OPERATING EXPENSES
Consulting and professional fees	205,033	255,315
Office and administrative expenses	398,315	309,272

Total operating expenses	603,348	564,587

OTHER INCOME (EXPENSE)
Other income	25,277	58,414
Interest income	3,414	2,600
Interest expense	(1,245,574)	(1,165,703)

Total other expense	(1,216,883)	(1,104,689)

NET LOSS	$(4,230,842)	$(2,335,532)

BASIC AND DILUTED LOSS PER UNIT	$(142.07)	$(78.43)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	$29,779	$29,779

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
Years Ended December 31, 2010 and 2009

		Contributed	Accumulated
	Units	Capital	Deficit	Total

BALANCE, DECEMBER 31, 2008	29,779	26,230,096	(6,609,960)	19,620,136

Net loss for the year ended December 31, 2009	—	—	(2,335,532)	(2,335,532)

BALANCE, DECEMBER 31, 2009	29,779	26,230,096	(8,945,492)	17,284,604

Net loss for the year ended December 31, 2010	—	—	(4,230,842)	(4,230,842)

BALANCE, DECEMBER 31, 2010	29,779	$26,230,096	$(13,176,334)	$13,053,762

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,230,842)	$(2,335,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,192,808	2,189,729
Amortization	95,159	95,159
Effects of changes in operating assets and liabilities:
Margin deposits	(19,604)	(8,890)
Accounts receivable	198,149	1,327,161
Other receivables	(904)	(12,000)
Incentive receivables	3,494,322	(3,494,322)
Inventory	(104,034)	228,472
Utility deposits	(87,099)	—
Prepaid feedstocks and expenses	(19,786)	(9,385)
Derivative instruments	(5,737)	5,737
Accounts payable	(1,375,381)	689,711
Accrued liabilities	10,389	(94,556)
Deferred rent	7,400	17,400

Net cash provided by (used in) operating activities	154,840	(1,401,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment, including construction in progress	(60,828)	(41,385)
Increase in restricted cash	—	(69,592)

Net cash used in investing activities	(60,828)	(110,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(1,367,634)	(2,661,879)

Net cash used in financing activities	(1,367,634)	(2,661,879)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,273,622)	(4,174,172)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,379,382	7,553,554

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,105,760	$3,379,382

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be $-0- at December 31, 2010 and 2009.
Account balances with invoices past stated terms are considered delinquent. No interest is charged on trade receivables with past due balances. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the customer’s total balances.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
Derivative Instruments and Hedging Activities
Topic 815 of the Accounting Standards Codification (ASC), Derivatives and Hedging, requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from ASC 815 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal sales are documented as such, and exempted from the accounting and reporting requirements of ASC 815. When the Company enters into agreements to purchase feedstocks for anticipated production needs, these contracts are considered normal purchase contracts and exempted from ASC 815.
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
Depreciation expense for the years ended December 31, 2010 and 2009 was $2,192,808 and $2,189,729, respectively.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market values of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and are amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for each of the years ended December 31, 2010 and 2009 was $95,159.
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

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
Loss Per Unit
Loss per unit is calculated based on the period of time units have been issued and outstanding. As of December 31, 2010 and 2009, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (vegetable oil, animal fat, hydrochloric acid, methanol, and other catalysts), energy (natural gas and electricity), labor and depreciation on process equipment.
Under the tolling services agreements, the feedstock inputs are generally provided by the buyer. Primary components of cost of sales under the tolling services agreements are other raw material costs (hydrochloric acid, methanol, and other catalysts), energy (natural gas and electricity), labor and depreciation on process equipment.
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
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
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
The Company receives federal incentive revenues from the Volumetric Ethanol Excise Tax Credit (“VEETC”) and Commodity Credit Corporation (CCC) Bioenergy Programs. The VEETC expired on December 31, 2009 and was reinstated in December 2010 and made retroactive for 2010. However, no additional incentive revenues were recognized for the year ended December 31, 2010 as the Company did not have any sales of product qualifying under the program. The amount of incentives receivable was $-0- and $3,494,322 as of December 31, 2010 and December 31, 2009, respectively.
NOTE 3 — INVENTORY
Inventory consists of:

	2010	2009

Raw material	$185,481	$161,471
Work in progress	106,328	72,996
Finished goods	126,154	79,462

Total	$417,963	$313,929

NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	2010	2009

Note payable to Beal Bank — see details below	$23,887,852	$25,188,855

Note payable to the Iowa Department of Economic Development — see details below	180,000	240,000

Note payable to Hodge Material Handling — see details below	—	6,631

Total	24,067,852	25,435,486
Less current portion	24,067,852	25,435,486

Long-term portion	$—	$—

Due to going concern issues addressed in Note 12, the debt has been classified as current.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
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
As of December 31, 2010 and 2009, balances of $354,708 and $52,221, remain in the debt service reserve and capital reserve funds, respectively, as restricted cash. During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase the Company selected the variable rate option of 25 basis points over the prime rate (3.50% at December 31, 2010 and 2009). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements, the Company is to adhere to certain financial covenants. The Company is to adhere to minimum debt service coverage, fixed charge coverage, and current ratio requirements, as well as a maximum debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company was not in compliance with certain covenants as of December 31, 2010 and 2009. No waiver for said violations was sought by the Company.
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
The Company had an installment sales contract with Hodge Material Handling dated October 16, 2007. The Company purchased a fork truck for $23,625, and made 36 monthly installments of $770, beginning 30 days after taking possession of the fork truck. Interest was implied at a rate of 10.69% per annum. The contract was paid off in 2010.
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
During 2010, the Company entered into a financing agreement with a related party to produce a specified number of biodiesel gallons and finance the feedstock purchases (See Note 8). The agreement calls for specified fees based on gallons produced and interest on feedstock purchased. Interest was payable monthly at the prime rate plus 4.0% (7.25% at December 31, 2010). Outstanding borrowings and fees under this agreement were payable upon sale of the biodiesel. There was no outstanding balance under this agreement as of December 31, 2010. The agreement was secured by feedstock and biodiesel inventory. Upon the sale of biodiesel, credit may be extended when a new agreement is entered. As part of the agreement, the Company is required to hedge 85% of the biodiesel gallons produced. During 2010 the Company was not in compliance with these terms due to a pending sale with REG which was not finalized until October 2010. The Company obtained a waiver for this violation.
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

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 6 — INCOME TAXES
As of December 31, 2010 and 2009, the book basis of assets exceeded the tax basis of assets by approximately $9,130,000 and $7,655,000, respectively.
The Company is subject to the following material tax jurisdictions: U.S. and Iowa. The tax years that remain open to examination by the Internal Revenue Service are 2007 through 2010. The tax years that remain open to examination by the Iowa Department of Revenue are 2007 through 2010. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of December 31, 2010 or December 31, 2009.
NOTE 7 — CASH FLOW DISCLOSURES
Supplemental disclosures of cash flows are as follows:

	2010	2009

Cash paid for interest	$1,150,415	$1,086,890

NOTE 8 — RELATED PARTY TRANSACTIONS
The Company’s general contractor (Renewable Energy Group, LLC) entered into an agreement to construct the plant. On July 31, 2006, the general contractor formed a new related entity called Renewable Energy Group, Inc. (REG, Inc.). The new entity, REG, Inc. was contracted to provide the management and operational services for the Company. On August 9, 2006, REG, LLC assigned its construction agreement to the newly formed entity REG, Inc., which became the general contractor.
The Company entered into an agreement with REG, Inc. to provide certain management and operational services. The agreement provided for REG, Inc. to place a general manager and operations manager, acquire substantially all feed stocks and basic chemicals necessary for production, and perform substantially all the sales and marketing functions for the Company. The agreement with REG, Inc. required a per gallon fee, paid monthly, based on the number of gallons of biodiesel produced or sold. In addition, an annual bonus based on a percentage of the plant’s profitability with such bonus not to exceed $1,000,000 per year.
On June 5, 2009, the Company received from REG, Inc., a notice of termination of its management and operational services agreement. The notification from REG, Inc. states that it shall constitute such twelve month advance termination notice required by the terms of the agreement. The Company and REG, Inc. were operating under an amended management and operational services agreement dated November 25, 2009. The management and operational services agreement expired on August 1, 2010.
In August 2008, the Company entered into a tolling service agreement with REG, Inc. to process a specified number of gallons of biodiesel from September to February 2009. Under the terms of the agreement, REG, Inc. was to provide the raw material feedstock and pay a specified price per gallon for processing. This agreement was completed in February 2009.
The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the years ended December 31, 2010 and 2009, the Company incurred fees of $15,311 and $283,250, respectively. The amount payable to REG, Inc. as of December 31, 2010 and 2009 was $11,113 and $29,756, respectively.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
The Company purchased feedstocks under financing agreements from a company related to a member of the Board of Directors during 2010 and 2009. The agreement calls for specified fees based on gallons produced and interest on feedstock purchases. For the years ended December 31, 2010 and 2009, the Company purchased feedstock and incurred fees plus interest of $6,435,994 and $10,787,670, respectively. During 2010, the Company entered into a short-term financing arrangement with this related company to finance biodiesel production and feedstock purchases (see Note 4). The Company also purchased feedstocks from this related party during 2009 under standard trade terms. The amount payable to this related company as of December 31, 2009 was $1,017,325.
A member of the Board of Directors is also a member of the board of directors of the Company’s depository bank.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
The Company has received refunds from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs. As of December 31, 2010 and 2009, there was a total of $364,902 committed under the program of which $239,444 and $287,232, respectively remained to be covered by future state payroll tax withholdings, respectively.
In June 2007, the Company entered into a water use agreement with the City of Farley. The agreement requires a minimum usage of 50,000 gallons per day over the life of the agreement, which expires 2026. At December 31, 2010, the remaining estimated minimum cost under the agreement was $600,684. The following is a schedule of future minimum costs under the agreement as of December 31, 2010:

2011	$36,548
2012	36,548
2013	36,548
2014	36,548
2015	36,548
Thereafter	417,944

Total	$600,684

Water usage costs for the years ended December 31, 2010 and 2009 was $40,732 and $52,921, respectively.
NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
The following table sets forth financial assets and liabilities measured at fair value in the statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31, 2009:

Significant
		Quoted Prices in	Other	Significant
	Carrying Amount	Active Markets for	Observable	Unobservable
	on	Identical Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:

Commodity derivatives	$(5,737)	$(5,737)	$—	$—

There were no commodity derivatives open at December 31, 2010.
The Company enters into various commodity derivative instruments, including forward contracts, futures, options and swaps. The fair value of the Company’s derivatives is determined using unadjusted quoted prices for identical instruments on the applicable exchange in which the Company transacts. When quoted prices for identical instruments are not available, the Company uses forward price curves derived from market price quotations. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company.
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
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. There were no derivative commodity instruments open at December 31, 2010.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At December 31, 2010 and 2009, the Company had net derivative liabilities of $-0- and $5,737, respectively, related to these instruments, with the related mark-to-market effects included in “Cost of sales” in the statements operations.

WESTERN DUBUQUE BIODIESEL, LLC
Farley, Iowa
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
The following table sets forth the fair value of derivatives not designated as hedging instruments as of December 31, 2009:

	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Commodity contracts —
Heat oil swaps	Current liabilities	$(5,737)

During the years ended December 31, 2010 and 2009, net realized and unrealized losses on derivative transactions were recognized in the statement of operations as follows:

	Derivative (Gain) Loss		Derivative (Gain) Loss
	December 31, 2010		December 31, 2009
	Statement of		Statement of
	Operations Location	(Gain) Loss	Operations Location	(Gain) Loss
Commodity contracts —
Heat oil swaps	Cost of sales	$(175,342)	Cost of sales	$313,848

NOTE 12 — UNCERTAINTY
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2010, the Company generated significant net losses of $4,230,842 and experienced significant fluctuations in input costs and lack of demand for its products. The Federal blender’s tax credit expired on December 31, 2009 until December 2010, when it was reinstated retroactively for 2010. The credit is set to expire on December 31, 2011. The elimination or reduction in the credit may materially impair the Company’s ability to profitably produce and sell biodiesel. The Company’s management and operational service agreement with REG, Inc. also terminated in 2010 (See Note 8). In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fats, canola oil and soybean oil to lower input costs. The Company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the Company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including; debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was not in compliance with certain restrictive covenants at December 31, 2010 and 2009, and it is projected the Company will fail to comply with one or more loan covenants, including the working capital covenant throughout the Company’s 2011 fiscal year. This raises doubt about whether the Company will continue as a going concern. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.
NOTE 13 — SUBSEQUENT EVENTS
Management evaluated subsequent events through the date the financial statements were issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Eide Bailly LLP is our independent auditor. We have had no disagreements with our auditors.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Bruce Klostermann, along with our Chief Financial Officer (the principal financial officer), George Davis, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the SEC; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Inherent Limitations in Internal Controls
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
Following the third quarter, changes in controls were implemented in conjunction with FASB Codification 330-10-35 to alleviate future misstatements in inventory pricing. There were no other changes in our internal control over financial reporting during the fourth quarter of our 2010 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
The board of directors expects that the previously-anticipated date for the company’s 2011 annual meeting of members will be delayed more than 30 days. Additional information, including new deadlines for member proposals and director nominations, will be provided as soon as practicable after the date for the annual meeting has been determined.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Identification of Directors, Officers and Certain Employees
Bruce Klostermann, Director and Chief Executive Officer, Age 47. For the last thirteen years, Mr. Klostermann has co-owned and managed Klostermann Bros., Inc., a company which manufactures feed and grain. He is also the co-owner and vice-president of Agri-Vest, Inc. Prior to this, he played in the NFL for five years, with the Denver Broncos and the LA Rams. He also serves on the board of directors of American Trust Bank. Mr. Klostermann has served as our director and vice-chairman since November 15, 2005. In August 2007, Mr. Klostermann was appointed as our CEO.
Joyce Jarding, Director and Secretary, Age 67. Ms. Jarding currently serves on the Farley City Council, as President of the Farley Economic Development Group, as a member of the Dubuque County Investment Policy Committee and as a director on the Dubuque County Safe Youth Coalition. In addition, she previously was a member of the Western Dubuque Community School District School Board, project coordinator for the Area Governmental Resources Education and Economic Development Committee for IDED, a commissioner on the Iowa Racing and Gaming Commission, project coordinator for the Iowa Department of Transportation Community Project, and a director on the Iowa League of Cities Board as well as other community and charitable organizations. Ms. Jarding has been employed by Farley Fertilizer, Inc. as a secretary and bookkeeper since 1996. Ms. Jarding has served as our director and secretary since November 15, 2005.
Craig Breitbach, Director, Age 45. Mr. Breitbach is from Farley, Iowa and is the founder and CEO of Cedar Valley Steel, Inc. Cedar Valley Steel was founded in 1993, and Mr. Breitbach has been CEO since its inception. Cedar Valley Steel and its related companies are steel erection and crane services companies with approximately 300 employees. Mr. Breitbach graduated from Western Dubuque Schools and served four years in the United States Marine Corp. He serves as a director of the National BioDiesel Board, the Iowa Renewable Fuels Association, the Master Builders of Iowa, the Iowa Ironworkers Apprenticeship Board and the Farley Development Corporation and is a member of the Farley Young Men’s Association and the Alliance for Construction Excellence (ACE) group. Mr. Breitbach has served as our director since November 15, 2005.

Jack Friedman, Director, Age 53. Mr. Friedman is the CEO of Innovative Ag Services where he has been employed for the past 33 years. Innovative Ag Services is an Eastern Iowa grain and farm supply cooperative with over $600 million in annual sales. Mr. Friedman graduated from Muscatine Community College with an AAS degree in Farm Supply Marketing and currently serves as director and vice-chairman of International Assets Holding Corporation, of which FC Stone is a wholly-owned subsidiary. He is a resident of Dyersville, Iowa. Mr. Friedman has been our director since November 15, 2005.
George Davis, Chief Financial Officer, Director and Treasurer, Age 48. Mr. Davis is an attorney in private practice at the Locher & Locher law firm in Farley, Iowa. He lives in Dubuque, Iowa and graduated from the University of Nebraska College of Law in 1993. Prior to joining the Locher & Locher law firm, he was a CPA with McGladrey and Pullen in Dubuque from 1993 to 1998 and an attorney with the O’Connor & Thomas law firm in Dubuque from 1998 to 2000. Mr. Davis has been our director and treasurer since November 15, 2005. In August 2007, he was also appointed as our Chief Financial Officer.
Denny Mauser, Director, Age 62. Mr. Mauser has farmed for more than 39 years in Buena Vista County and Sac County, Iowa. His 750-acre operation includes corn, soybeans and popcorn; he also manages a cow-calf herd. He formerly served as president of the Iowa Farm Bureau Young Members and on the Schaller Community School Board. He currently serves as a member of the boards of directors of Western Iowa Energy, LLC, a biodiesel plant located in Wall Lake, Iowa and a public reporting company. He is also a former director of Central Iowa Energy, LLC, a biodiesel plant located near Newton, Iowa; and of Iowa Renewable Energy, a biodiesel plant located in Washington, Iowa. He is past-president of Sac County Rural Electric Cooperative. Mr. Mauser has served as our director since November 15, 2005.
William G. Schueller, Director and Chairman, Age 59. Mr. Schueller has owned and operated Schueller Construction Company for over 33 years. He is also a partner in Southlake Development, selling residential lots and homes in Farley, Iowa. Mr. Schueller currently serves on the advisory board of American Trust & Savings Bank in Dyersville and Farley and is a member of the Farley Economic Development Group. Mr. Schueller has served as our director and chairman since November 15, 2005.
Warren L. Bush, Director, Age 63. Mr. Bush is a licensed attorney in both Iowa and Arizona. For the past twenty-two years, Mr. Bush has served as a Judicial Magistrate for the State of Iowa. He is also a self-employed attorney and practices out of offices in Wall Lake, Iowa and Dunlap, Iowa. Mr. Bush serves as a member of the board of directors of Western Iowa Energy, LLC, a biodiesel plant located in Wall Lake, Iowa and a public reporting company. He is also a former director of Central Iowa Energy, LLC, a biodiesel plant located near Newton, Iowa; and of Iowa Renewable Energy, a biodiesel plant located in Washington, Iowa. He is a principal in Bush Boys’ Enterprises, LLC, Bush Boys, Inc. and Front Row Racing Stable, Ltd. Mr. Bush has served as our director since November 15, 2005.
David P. O’Brien, Director, Age 42. Mr. O’Brien has been employed as a mechanical reliability engineer at LyondellBasell, one of the world’s largest polymers, petrochemicals and fuels companies, in Clinton, Iowa since 1998. He graduated from Iowa State University in 1992 with a BS in Mechanical Engineering and is a registered Professional Engineer in Iowa. His career has focused on machinery reliability in the chemical processing industry. Mr. O’Brien has served on boards of various community and charitable organizations. Mr. O’Brien has served as our director since November 15, 2005.
Thomas R. Brooks, General Manager, Age 50. Mr. Brooks has served as our general manager since January 24, 2007 through his employment with REG, and we hired him following the termination of the MOSA. Prior to employment with REG, Mr. Brooks served as the general manager for two protein and oil conversion companies that turn co products into profits, most recently the general manager of Production and Administration for Perdue Agri-Recycle in Seaford, Delaware, where he was employed from 2003 to 2007. Mr. Brooks is a graduate of Texas A&M University and Air University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. SEC regulations require Officers, directors and greater than 10% beneficial owners to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely on a review of the copies of such reports furnished to us and written representations from our officers and Directors, all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 2010.

Code of Ethics
The Board of Directors has not formally adopted a Code of Ethics at this time but may adopt one in the future.
Director Nominations
There have not been any material changes to the procedures by which security holders may recommend nominees to the our board of directors.
Audit Committee
The Board of Directors created an audit committee in March 2007 which operates under a charter adopted by the Board of Directors in March 2007. The Board of Directors has appointed Joyce Jarding, Craig Breitbach and Jack Friedman to the audit committee.
The audit committee is exempt from the independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, for the fiscal year ended December 31, 2010, a majority of our audit committee is independent within the definition of independence provided by NASDAQ Rules 4200 and 4350. Under NASDAQ Rule 4200, Craig Breitbach and Jack Friedman are independent; however, Joyce Jarding is an executive officer of the Company and therefore does not meet the definition of an independent director under NASDAQ Rule 4200.
Our audit committee charter requires a majority of our audit committee to be independent as defined in the charter. The charter definition of independence does not exclude executive officers, which means Joyce Jarding is independent under our audit committee charter. We are in compliance with our audit committee charter by having a majority of independent directors on the audit committee.
We do not currently have an audit committee financial expert serving on our audit committee. With the exception of George Davis, no member of our Board of Directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 407 of Regulation S-K. George Davis cannot serve on our audit committee because he is our CFO. The Board of Directors intends to consider such qualifications in future nominations to our Board of Directors and appointments to the audit committee and anticipates it will use an advisor to assist the audit committee until a member of the audit committee qualifies as a financial expert. The audit committee met four times in fiscal year ended December 31, 2010 to discuss audit-related issues. All of our audit committee members attended at least 75% of the audit committee meetings.

ITEM 11.	EXECUTIVE COMPENSATION.
Director and Officer Compensation Plan
On August 27, 2007, the Board of Directors adopted a compensation plan for directors and officers. Under the plan, each director receives $500 per month if the director attends the regular monthly board meeting in person or via teleconference. Members of our Audit Committee receive an additional $250 per month, and the Chairman and the President/CEO each receive an additional $500 per month. Additionally, each director will be paid $250 per day, which includes meal expenses, for attending other meetings (if any) on our behalf. At the end of each fiscal year, each director who has attended nine or more of the monthly board meetings for the past year will be paid an additional $250 per monthly meeting attended, provided there is at least a 15% return on investment for the fiscal year. Similarly, such directors will receive an additional $250 per monthly meeting attended if all loan covenants were met for the fiscal year.

Summary Executive Compensation Table
The following table shows compensation paid or payable us during the last two fiscal years to William Schueller, our chairman and former CEO, and Bruce Klostermann, our current CEO. As of December 31, 2010, our officers do not have any options, warrants, or similar rights to purchase our securities.

	Fiscal		Fees Earned or	Stock	Option		Total
Name and Position	Year	Salary	Paid in Cash*	Awards	Awards	Other	Compensation*
William Schueller	2010	—	$11,250	—	—	—	$11,250
(Chairman, Former CEO)	2009	—	$13,000	—	—	—	$13,000

Bruce Klostermann (CEO)	2010	—	$11,500	—	—	—	$11,500
	2009	—	$12,750	—	—	—	$12,750

*	Includes $500 per month for services performed as officers. Remaining fees were for services as directors.
Director Compensation Table
The table below summarizes the compensation that we have paid to our directors for our fiscal year ended December 31, 2010. Compensation paid to our Chairman and our CEO, both of whom serve as directors, is reflected only in the summary executive compensation table above.

Director	Stock Awards	Option Awards	Other	Total
George Davis (CFO)	—	—	$4,500	$4,500
Joyce Jarding	—	—	$8,250	$8,250
Craig Breitbach	—	—	$11,000	$11,000
Warren Bush	—	—	$5,500	$5,500
Jack Friedman	—	—	$10,500	$10,500
Denny Mauser	—	—	$5,500	$5,500
David O’Brien	—	—	$5,000	$5,000

TOTAL (Above Directors)	$0	$0	$50,250.00	$50,250.00

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
REG owns 2,500 units, which is approximately 8.4% of our total outstanding units. REG’s address is 416 S. Bell Avenue, Ames, Iowa. No other person or entity currently beneficially owns more than 5% of our units.
Security Ownership of Management
As of March 31, 2010, our directors and executive officers own units as listed in the following table.

			Amount and Nature	Percent
Title of Class	Name	Position	of Beneficial Owner(1)	of Class
Membership Units	William Schueller(2)	Chairman and Director	350 units	1.18%
Membership Units	Bruce Klostermann(3)	CEO and Director	300 units	1.01%
Membership Units	George Davis(4)	Treasurer and Director	300 units	1.01%
Membership Units	Joyce Jarding	Secretary and Director	150 units	0.50%
Membership Units	Craig Breitbach(5)	Director	501 units	1.68%
Membership Units	Warren Bush(6)	Director	340 units	1.14%
Membership Units	Jack Friedman	Director	180 units	0.60%
Membership Units	Denny Mauser(7)	Director	340 units	1.14%
Membership Units	David O’Brien(8)	Director	150 units	0.50%

	Totals:		2,611 units	8.76%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes holding, voting and investment power with respect to the securities.

(2)	Includes 100 units held by Southlake Development Inc. and 100 units held by Schueller Construction Co. Inc. Mr. Schueller is a principal of both of these businesses.

(3)	Includes 100 units held by Bruce Klostermann and 200 Units held by Agri-Vest, Inc. Mr. Klostermann is a principal of this business.

(4)	Includes 100 units held by Biodiesel Investment Group, LLC of which Mr. Davis is a principal.

(5)
Includes 51 units held by Capital Steel Investments, LLC and 100 units held by Design Build Structures, LLC and 50 units held by Cedar Valley Properties, LLC. Mr. Breitbach is a principal of these businesses.

(6)	Includes 100 units jointly owned with spouse.

(7)	Includes 100 units held in joint tenancy with spouse.

(8)	Includes 50 units held in joint tenancy with spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Related Party Transactions
In March 2010, we entered into an agreement to purchase approximately 1,975,000 gallons of soybean oil for feedstock to produce biodiesel. We engaged Innovative Ag Services (IAS) to provide financing for us to purchase the feedstock. Jack Friedman, one of our directors and a member of our audit committee, is the Chief Executive Officer of IAS. We agreed to pay IAS interest on the financing provided, as well as a fee per gallon of biodiesel produced with the feedstock. In exchange for this trade financing, we granted IAS a security interest in our biodiesel and feedstock inventory. As of December 31, 2010, we did not owe any funds under this arrangement.
Director Independence
Our Board of Directors is exempt from the independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, with the exception of William Schueller, Bruce Klostermann, George Davis and Joyce Jarding, who are executive officers, each director is independent within the definition of independence provided by NASDAQ Rules 4200 and 4350.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Our audit committee-approved one hundred percent (100%) of all audit services, audit-related services and tax-related services. Eide Bailly’s aggregate fees related to financial statement audits and reviews of the Company for the fiscal years ended December 31, 2009 and 2010 are as follows:

Category	Year	Fees
Audit Fees(1)	2010	$85,902.00
	2009	$81,944.00
Audit-Related Fees	2010	$0.00
	2009	$0.00
Tax Fees	2010	$0.00
	2009	$0.00
All Other Fees	2010	$0.00
	2009	$0.00

(1)	Audit fees include review of statutory and regulatory filings and research and consultation related to such filings.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(1) Financial Statements
The financial statements appear beginning at page 26 of this report.
(2) Financial Statement Schedules
All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
(3) Exhibits

Exhibit		Filed
No.	Exhibit	Herewith	Incorporated by Reference

3.1	Registrant’s Articles of Organization dated November 14, 2005		Exhibit 3.1 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

3.2	Registrant’s Operating Agreement dated November 29, 2005		Exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

3.3	Registrant’s Amended and Restated Operating Agreement dated December 5, 2007.		Exhibit 3.3 to the registrant’s Form 10-KSB filed with the Commission on March 31, 2008.

10.1	Management and Operational Services Agreement between Renewable Energy Group, Inc. and Western Dubuque Biodiesel, LLC dated August 29, 2006. +		Exhibit 10.6 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

10.2	Construction-Term Loan Agreement between Bankfirst and Western Dubuque Biodiesel, LLC dated October 25, 2006.		Exhibit 10.8 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

10.3	Cornerstone Energy Agreement with Western Dubuque Biodiesel dated December 15, 2006.		Exhibit 10.9 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

10.4	Large Volume Transportation Service Agreement between Aquila, Inc. and Western Dubuque Biodiesel, LLC dated December 16, 2006.		Exhibit 10.10 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

10.5	Iowa Department of Economic Development Promissory Note dated March 30, 2007.		Exhibit 10.12 to the registrant’s registration statement on Form 10-SB filed on April 30, 2007 (Commission File 000-52617).

Exhibit		Filed
No.	Exhibit	Herewith	Incorporated by Reference

10.6	Industry Track Agreement between Chicago, Central and Pacific Railroad Company and Western Dubuque Biodiesel, LLC dated June 15, 2007		Exhibit 10.14 to the registrant’s registration statement on Form 10-SB filed on August 10, 2007 (Commission File 000-52617).

10.7	Water Use Agreement between the City of Farley, Iowa and Western Dubuque Biodiesel, LLC dated June 8, 2007		Exhibit 10.15 to the registrant’s registration statement on Form 10-SB filed on August 10, 2007 (Commission File 000-52617).

10.8	Sewer Use Agreement between the City of Dubuque, Iowa and Western Dubuque Biodiesel, LLC dated May 20, 2007		Exhibit 10.16 to the registrant’s registration statement on Form 10-SB filed on August 10, 2007 (Commission File 000-52617).

10.9	Electric Service Agreement between Alliant Energy and Western Dubuque Biodiesel, LLC dated June 13, 2007.		Exhibit 10.17 to the registrant’s registration statement on Form 10-SB filed on August 10, 2007 (Commission File 000-52617).

10.10	First Amendment to Management and Operational Services Agreement between Renewable Energy Group, Inc., REG Services Group, LLC, REG Marketing & Logistics Group, LLC and Western Dubuque Biodiesel, LLC dated November 25, 2009. +		Exhibit 10.10 to the registrant’s annual report on Form 10-K filed on March 31, 2010.

10.11	Fourth Amendment to Loan Agreement between Beal Bank Nevada and Western Dubuque Biodiesel, LLC dated July 1, 2010.		Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on November 15, 2010.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

+	Confidential Treatment Requested

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DUBUQUE BIODIESEL, LLC
Date: March 31, 2011	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: March 31, 2011	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2011	/s/ William Schueller
William Schueller, Chairman and Director

Date: March 31, 2011	/s/ Bruce Klostermann
Bruce Klostermann, Vice Chairman and Director
(Principal Executive Officer)

Date: March 31, 2011	/s/ Joyce Jarding
Joyce Jarding, Secretary and Director

Date: March 31, 2011	/s/ George Davis
George Davis, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: March 31, 2011	/s/ Warren Bush
Warren Bush, Director

Date: March 31, 2011	/s/ Craig Breitbach
Craig Breitbach, Director

Date: March 31, 2011	/s/ Jack Friedman
Jack Friedman, Director

Date: March 31, 2011	/s/ Denny Mauser
Denny Mauser, Director

Date: March 31, 2011	/s/ David P. O’Brien
David P. O’Brien, Director