Form 10-Q
period 2011-03-31
Western Dubuque Biodiesel, LLC
filed 2011-05-16
CIK 1396709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 16, 2011, there were 29,779 membership units outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEETS

	(UNAUDITED)
	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$933,988	$2,105,760
Margin deposits	33,494	33,494
Trade accounts receivable	144,982	—
Other receivables	73,950	12,904
Inventory	6,071,673	417,963
Utility deposits	87,099	87,099
Prepaid feedstocks and expenses	89,754	113,615

Total current assets	7,434,940	2,770,835

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	417,392	417,392
Plant and process equipment	37,850,626	37,850,626
Vehicles	42,537	42,537

Total, at cost	41,401,648	41,401,648
Less accumulated depreciation	8,029,723	7,487,298

Total property, plant and equipment	33,371,925	33,914,350

OTHER ASSETS
Restricted cash	406,929	406,929
Loan origination fees, net of amortization	166,528	190,318

Total other assets	573,457	597,247

TOTAL ASSETS	$41,380,322	$37,282,432

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$5,707,740	$51,378
Related party	—	11,113
Current portion of long-term debt	23,240,949	24,067,852
Accrued liabilities	82,108	73,527
Deferred rent	24,150	24,800

Total current liabilities	29,054,947	24,228,670

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Accumulated deficit	(13,904,721)	(13,176,334)

Total members’ equity	12,325,375	13,053,762

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$41,380,322	$37,282,432

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
REVENUES
Biodiesel and by product sales:
Unrelated parties	$3,879,455	$—
Related parties	83,030	—

Total revenues	3,962,485	—

COST OF SALES
Materials, labor and overhead	4,269,466	863,267
Net losses on derivative instruments	—	168,911

Total cost of sales	4,269,466	1,032,178

Gross loss	(306,981)	(1,032,178)

OPERATING EXPENSES
Consulting and professional fees	91,937	77,816
Office and administrative expenses	102,021	62,983

Total operating expenses	193,958	140,799

OTHER INCOME (EXPENSE)
Other income	650	650
Interest income	2,240	10,018
Interest expense	(230,340)	(246,694)

Total other expense	(227,450)	(236,026)

NET LOSS	$(728,389)	$(1,409,003)

BASIC AND DILUTED LOSS PER UNIT	$(24.46)	$(47.32)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	$29,779	29,779

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(728,389)	$(1,409,003)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	542,425	547,648
Amortization	23,790	23,789
Effects of changes in operating assets and liabilities
Margin deposits	—	(233,662)
Accounts receivable	(144,982)	198,149
Other receivables	(61,046)	(77,160)
Incentive receivables	—	3,494,322
Inventory	(5,653,710)	(1,423,888)
Utility deposits	—	(87,099)
Prepaid feedstocks and expenses	23,861	(1,220,616)
Derivative instruments	—	162,574
Accounts payable	5,645,249	(1,337,578)
Accrued liabilities	8,581	(13,390)
Deferred rent	(650)	(650)

Net cash (used in) operating activities	(344,871)	(1,376,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under short-term financing with related party	—	2,548,975
Payments on long-term debt	(826,901)	(247,457)

Net cash provided by (used in) financing activities	(826,901)	2,301,518

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,171,772)	924,954

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,105,760	3,379,382

CASH AND CASH EQUIVALENTS, END OF PERIOD	$933,988	$4,304,336

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2011
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
Basis of Presentation
The Company has prepared the financial statements as of March 31, 2011, included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s operating results all adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.
Revenue Recognition
Revenue from the production of biodiesel and related products is recognized upon shipment to customers. Revenue is recorded upon the transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
The Company maintains its accounts primarily at one financial institution. At times during the year, the Company’s cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.
Restricted Cash
The Company is required to maintain cash balances to be held at a bank as a part of their financing agreement as described in Note 4.
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be $-0- at March 31, 2011 and December 31, 2010.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011
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
Depreciation expense for the three months ended March 31, 2011 and 2010 was $542,425 and $547,648, respectively.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for each of the three months ended March 31, 2011 and 2010 was $23,790 and $23,789, respectively.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011
Loss Per Unit
Losses per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of March 31, 2011 and 2010, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
Cost of Sales
The primary components of cost of sales from the production of biodiesel products are raw materials (feedstocks, hydrochloric acid, methanol, and other catalysts), energy (natural gas and electricity), labor and depreciation on process equipment.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011
The Company receives federal incentive revenues from the Biodiesel Blender’s Tax Credit and Commodity Credit Corporation (CCC) Bioenergy Programs. The blender’s tax credit expired on December 31, 2009, and was reinstated in December 2010 and made retroactive for 2010. There were no incentive revenues recorded for the three months ended March 31, 2011 and 2010. The amount of incentives receivable was $-0- as of March 31, 2011 and December 31, 2010.
NOTE 3 — INVENTORY
Inventory consists of:

	UNAUDITED
	March 31,	December 31,
	2011	2010

Raw material	$3,951,687	$185,481
Work in progress	1,977,604	106,328
Finished goods	142,382	126,154

Total	$6,071,673	$417,963

NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	UNAUDITED
	March 31,	December 31,
	2011	2010

Note payable to Beal Bank — see details below	$23,075,949	$23,887,852

Note payable to the Iowa Department of Economic Development — see details below	165,000	180,000

Total	23,240,949	24,067,852
Less current portion	23,240,949	24,067,852

Long-term portion	$—	$—

Due to going concern issues addressed in Note 10, the debt has been classified as current.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011
As of March 31, 2011, balances of $354,708 and $52,221 remain in the debt service reserve and capital reserve funds as restricted cash. During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase the Company selected the variable rate option of 25 basis points over the prime rate (3.50% at March 31, 2011 and December 31, 2010). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements, the Company is to adhere to certain financial covenants. The Company is to adhere to minimum debt service coverage, fixed charge coverage, and current ratio requirements, as well as a maximum debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company was not in compliance with certain covenants as of March 31, 2011 and December 31, 2010.
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
During 2010 the Company entered into a financing agreement with a related party to produce a specified number of biodiesel gallons and finance the feedstock purchases (See Note 7). The agreement called for specified fees based on gallons produced and interest on feedstock purchased. Interest was payable monthly at the prime rate plus 4.0% (7.25% at March 31, 2011 and December 31, 2010). Outstanding borrowings and fees under this agreement are payable upon sale of the biodiesel. There was no outstanding balance under this agreement as of March 31, 2011 or December 31, 2010. The agreement was secured by feedstock and biodiesel inventory. Upon the sale of biodiesel, credit may be extended when a new agreement is entered. As part of the agreement, the Company was required to hedge 85% of the biodiesel galls produced. During 2010 the Company was not in compliance with these terms due to a pending sale with REG which was not finalized until October 2010. The Company obtained a waiver for this violation. This agreement expired in 2011.
During 2011, the Company entered into a separate financing agreement with an unrelated party to produce a specified number of biodiesel gallons and finance the feedstock purchases. The agreement calls for specified fees based on gallons produced. The Company purchases feedstocks from the customer and payment is made when the biodiesel is sold. The amount payable under this agreement as of March 31, 2011 was $5,647,359.
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
NOTE 6 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	UNAUDITED	UNAUDITED
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Cash paid for interest	$206,550	$222,904

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011
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
The Company had sales to REG, Inc. for the three months ended March 31, 2011 and 2010 of $83,030 and $-0-, respectively. The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the three months ended March 31, 2011 and 2010, the Company incurred fees of $-0-. The amount payable to REG, Inc. as of March 31, 2011 and December 31, 2010 was $-0- and $11,113, respectively.
The Company purchased feedstocks under a financing agreement from a company related to a member of the board of directors during 2010. The agreement called for specified fees based on gallons produced and interest on feedstock purchases. For the three months ended March 31, 2011 and 2010, the Company purchased feedstocks and incurred fees plus interest of $-0- and $2,548,975, respectively. During 2010, the Company entered into a short-term financing arrangement with this related company to finance biodiesel production and feedstock purchases (Note 4). As of March 31, 2011 and December 31, 2010, the Company had no payables to this related party. This financing agreement expired in 2011.
A member of the board of directors is also a member of the board of directors of the Company’s depository bank.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
The Company has received refunds from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs. As of March 31, 2011, there was a total of $364,902 committed under the program of which $239,444 remained to be covered by future state payroll tax withholdings.
In June 2007, the Company entered into a water use agreement with the City of Farley. The agreement requires a minimum usage of 50,000 gallons per day over the life of the agreement, which expires 2026. At March 31, 2011, the remaining estimated minimum cost under the agreement was $593,775. The following is a schedule of future minimum costs under the agreement as of March 31, 2011:

2012	$36,548
2013	36,548
2014	36,548
2015	36,548
2016	36,548
Thereafter	411,035

Total	$593,775

Water usage costs for the three months ended March 31, 2011 and 2010 was $10,060 and $10,101, respectively.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company adopted ASC Topic 815, Derivatives and Hedging. This guidance was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.
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
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. There were no derivative commodity instruments open at March 31, 2011 or December 31, 2010.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At March 31, 2011 and December 31, 2010, the Company had no net derivative liabilities or assets related to these instruments.
During the three months ended March 31, 2011 and 2010, net realized and unrealized losses on derivative transactions were recognized in the statement of operations as follows:

	UNAUDITED		UNAUDITED
	Derivative (Gain) Loss		Derivative (Gain) Loss
	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Statement of		Statement of
	Operations Location	(Gain) Loss	Operations Location	(Gain) Loss
Commodity contracts — Heat oil swaps	Cost of sales	$—	Cost of sales	$168,911

NOTE 10 — LIQUIDITY, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2011, the Company generated significant net losses of $728,389 and experienced significant fluctuations in input costs and lack of demand for its products. The Federal blender’s credit expired on December 31, 2009 until December 2010, when it was reinstated retro actively for 2010. The credit is set to expire on December 31, 2011. The elimination or reduction in the credit may materially impair the Company’s ability to profitably produce and sell biodiesel. The Company’s management and operational services agreement with REG, Inc. also terminated in 2010 (see Note 7). In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fats, canola oil and soybean oil to lower input costs. The Company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the Company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including; debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was not in compliance with certain restrictive covenants at March 31, 2011 and December 31, 2010, and it is projected the Company will fail to comply with one or more loan covenants, including the working capital covenant throughout the Company’s 2011 fiscal year. This raises significant doubt about whether the Company will continue as a going concern. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
Management anticipates that if additional capital is necessary to comply with its loan covenants or to otherwise fund operations, the Company may issue additional membership units through one or more private placements. However, there is no assurance that the Company would be able to raise the desired capital.
NOTE 11 — SUBSEQUENT EVENTS
In April 2011, the Company received credit for rejected feedstocks included in March 31, 2011 inventories. The Company expects credits in the amount of $520,719, which will reduce inventories and trade accounts payable.
Management evaluated subsequent events through the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2011. You should read this discussion together with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended December 31, 2010.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including those described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:
•	The status of the $1.00 per gallon blenders credit and other federal biodiesel supports;

•	Our ability to enter into toll manufacturing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;

•	Our ability to secure and retain service providers to procure feedstock for us and to market our products;

•	The availability and terms of credit or equity financing needed to continue operations if our income from operations is insufficient for us to continue producing biodiesel;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to negotiate reduced loan payments with our lender;

•	Our ability to comply with our loan covenants and our lender’s response to our noncompliance with such covenants;

•	Our ability to market our products and our reliance on others to market our products;

•	Fuel prices, diesel and biodiesel consumption and consumer attitudes regarding biodiesel use;

•	Prices of vegetable oils (particularly soybean oil), animal fats and other feedstock;

•	The continued imposition of tariffs or other duties on biodiesel exported to Europe;

•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;

•	Changes in soy-based biodiesel’s qualification under the Renewable Fuels Standard (RFS and RFS2) and similar legislation;

•	The availability of soybean oil, refined animal fat or other feedstock that we can process at our plant;

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
Overview
Western Dubuque Biodiesel, LLC (“we” or “us”) was formed on November 14, 2005 as an Iowa limited liability company. We own and operate a 30 million gallon per year biodiesel production plant in Farley, Dubuque County, Iowa and produce and sell biodiesel and its primary co-product, glycerin. We began producing biodiesel on August 1, 2007, but we have historically operated at less than our capacity due to such factors as high feedstock prices and lack of demand for biodiesel. For the three months covered by this report, we produced 1,231,127 gallons of biodiesel and generated net losses of $728,389. As of the date of this report, we are producing biodiesel under short-term tolling arrangements with Gavilon and Archer Daniels Midland (ADM).
We anticipate that lack of demand for biodiesel will continue into our 2011 fiscal year due to uncertainty surrounding the Renewable Fuels Standard (RFS and RFS2) and the biodiesel tax credit known as the blenders credit. The blenders credit is $1.00 per gallon of biodiesel blended and allows biodiesel to be more competitive with petroleum diesel. The credit initially expired on December 31, 2009. As a result, demand for biodiesel was drastically reduced in 2010, and many producers, including us, reduced or stopped production. In December 2010, the credit was reinstated and made retroactive to January 1, 2010 and will again expire on December 31, 2011. It remains uncertain whether a one-year extension of the blenders credit will be sufficient to stimulate demand for biodiesel. In addition, application of the RFS2 has remained unclear. To the extent RFS2 and the blenders credit are not swiftly and effectively implemented, or if either of these supports expire or are terminated, we will likely continue to experience lack of demand and instability in our business.
We continue to seek and negotiate tolling arrangements with large companies such as Gavilon, ADM and Renewable Energy Group, Inc. (REG) to provide feedstock for us to process into biodiesel for them. Without such arrangements, we do not currently have sufficient working capital to purchase feedstock for production and hold biodiesel until it can be sold. We do not currently have any binding tolling agreements, though we are producing biodiesel under nonbinding tolling arrangements and are involved in negotiations for binding contracts. We anticipate we will have operating interruptions throughout our 2011 fiscal year because of our liquidity position and the lack of demand for biodiesel.
We are currently out of compliance with all of the financial covenants of our loan agreement with our primary lender, Beal Bank Nevada (Beal Bank), and we anticipate that we will be out of compliance with such covenants during at least part of 2011. Our net losses, lack of a long-term relationship with a product marketer, our failure to satisfy our loan covenants and the uncertainty of important federal biodiesel supports have raised doubts as to our ability to continue as a going concern.

Results of Operations for the Three Months Ended March 31, 2011
The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items in relation to total revenues for the quarters ended March 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$3,962,485	100.00%	$0	—

Cost of Sales	4,269,466	(107.75)%	1,032,178	—

Gross Profit (loss)	(306,981)	(7.75)%	(1,032,178)	—

Operating Expenses	193,958	4.89%	140,799	—

Other Income (Expense)	(227,450)	(5.74)%	(236,023)	—

Net Income (Loss)	$(728,389)	(18.38)%	$(1,409,003)	—

Revenues
Revenues from operations for the quarter ended March 31, 2011 were $4,269,466. Our revenues were significantly higher than revenues for the same period in 2010 because we did not sell any biodiesel during the quarter ended March 31, 2010 due to the expiration of the blenders’ credit and unfavorable market conditions.
Average B100 biodiesel prices for Iowa, as reported by the USDA National Weekly Ag Energy Round Up, for the week of April 29 increased sharply to $5.10 — $5.35, compared to $3.23 — $3.30 for the same week in 2010. High fuel prices are attributed to instability in the Middle East and other economic factors. However, diesel fuel prices per gallon remain lower than biodiesel prices, which makes it difficult for us to sell our product. We expect these trends to continue into 2011. Management anticipates that there may be increased demand for biodiesel under the EPA’s final RFS2 regulations discussed in our annual report on Form 10-K. There can be no assurance, however, that the RFS2 will increase demand for biodiesel, and any increase may be offset by the loss of the biodiesel blenders’ credit. If we cannot sell our biodiesel at acceptable prices for sustained periods, we expect continued temporary shutdowns, and we may have to shut down the plant permanently.
Industry-wide factors affect our operating and financial performance. Our operating results are largely driven by the prices at which we sell our biodiesel and glycerin, feedstock costs and other operating costs. In addition, our revenues are impacted by such factors as our dependence on one or a few major customers to market and distribute our products; the intensely competitive nature of our industry; the extensive environmental laws that regulate our industry; legislation at the federal, state and local level; and changes in biodiesel supports and incentives.
Cost of Sales
The primary components of cost of sales from biodiesel production are raw materials (feedstock; hydrochloric acid; methanol; and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment. Biodiesel sales for the three-month period ending March 31, 2011 were significantly higher than sales for the same period in 2010, primarily due to increased raw material costs associated with increased production.
Our plant can produce biodiesel from refined animal fats and crude and refined vegetable oils (such as soybean oil). Corn oil and raw or crude animal fats must be refined before we process them at our plant. Soybean oil prices remain high in comparison to prices at which we can sell our biodiesel. Jacobsen Publishing Company reported that the central Illinois average February, March and April 2011 soybean oil prices were $0.5964, $0.5960 and $0.6306 per pound respectively, as compared to $0.3666, $0.3831 and $0.3921 per pound for the same months in 2010. Our ability to use feedstock other than soybean oil and refined animal fats depends on whether we can gain access to a consistent feedstock supply at competitive prices and obtain feedstock that has been pretreated for use at our plant if necessary. Moreover, we do not currently have sufficient working capital to purchase feedstock for production and hold biodiesel until it can be sold. Therefore, if we cannot obtain adequate feedstock through tolling arrangements, we expect temporary shutdowns to continue, and we may have to shut down the plant permanently.

Operating Expenses
Operating expenses were $193,958 for the three months ended March 31, 2011 and $140,799 for the same period in 2010. Our operating expenses are primarily consulting and professional fees and office and administrative expenses. We expect that going forward our operating expenses will remain consistent.
Other Income (Expenses)
Our other income and expenses for the three months ended March 31, 2011 was primarily interest expense of $230,340. We expect our other income (expenses) to remain consistent for each quarter.
Changes in Financial Condition for the Three Months Ended March 31, 2011
The following table sets forth our sources of liquidity at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Current Assets	$7,434,940	$2,770,835
Current Liabilities	$29,054,947	$24,228,670
Total Members Equity	$12,325,375	$13,053,762
Current Assets
The increase in current assets is primarily due to an increase in inventory (primarily raw material), partially offset by a decrease in cash.
Current Liabilities
Our long-term debt is classified as a current liability due to our failure to meet the financial covenants under our term loan. These loan covenant violations constitute an event of default under our loan agreement, which, at our lender’s election, could result in the acceleration of the unpaid principal loan balance and accrued interest or a loss of the assets securing the loan if the lender elects to foreclose the loan.
The increase in our current liabilities is primarily due to an increase in accounts payable.
Members’ Equity
The change in members’ equity is due to an increase in the accumulated deficit from $13,176,334 to $13,904,721 due to our net loss.
Plan of Operations for the Next 12 Months
Plant Operations
For the three months covered by this report, we produced 1,231,127 gallons of biodiesel and generated net losses of $728,389. As of the date of this report, we are producing biodiesel under short-term tolling arrangements with Gavilon and Archer Daniels Midland (ADM) and continue to seek similar arrangements. Management believes that our current arrangements are promising in that they have allowed us to increase our biodiesel production. In March 2011 and April 2011 alone, we produced 2,671,981 gallons of biodiesel, which is nearly 450,000 more gallons that we produced in our entire 2010 fiscal year. Nonetheless, we expect to face continued liquidity issues as discussed throughout this report.

We are operating at reduced employment levels because the biodiesel plant is experiencing reduced production and shutdowns. The plant originally operated with 31 employees, over half of which were laid off. As of March 31, 2011, we have increased our staff from 11 to 16 full-time employees, including our general manager, Tom Brooks. We currently do not have an operations manager.
Operating Budget and Financing of Plant Operations
We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender. We do not believe that market conditions will be favorable for us to secure additional debt or equity financing during 2011. However, management continues to consider all opportunities to increase our liquidity, including through additional debt or equity financing and joint ventures or other arrangements with strategic business partners.
We anticipate that we will continue to employ our current production strategy over the next 12 months, producing biodiesel only when tolling arrangements allow us to maintain positive cash flows. However, our ability to do so depends on factors described throughout this report, many of which are outside of our control. If we are unable to generate sufficient revenue to finance our operations and service our debt, we may be forced to shut down the plant temporarily or permanently.
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
Liquidity and Capital Resources
Cash Flows
Cash Flow from Operating Activities. We used net cash of $344,871 in operating activities for the three months ended March 31, 2011, compared to $1,376,564 for the three months ended March 31, 2010. This was due to increases in inventory partially offset by increases in accounts payable.
Cash Flow from Financing Activities. Net cash used in financing activities was $826,901 for the three months ended March 31, 2011, as compared to net cash provided by financing activities of $2,301,518 for the three months ended March 31, 2010. Cash provided by financing in 2010 was due to the advances from Innovative Ag Services (IAS), and we used less cash in the same period in 2010 because our loan payments were temporarily reduced. Our agreement with IAS is expired as of the date of this report.

Sources of Funds
Equity Financing. We used all of the proceeds from our equity offerings to fund the plant construction and operations. We do not believe that market conditions will be favorable for us to secure additional equity financing for at least the remainder of the 2011 fiscal year. However, management continues to consider all opportunities to increase our liquidity, including through additional debt or equity financing and joint ventures or other arrangements with strategic business partners.
Debt Financing. In October 2006, we closed on our term loan with Marshall Bankfirst. In July 2009, state banking regulators shut down Marshall Bankfirst, and Beal Bank Nevada became our new lead lender. The loan documents we executed with our lender describe the requirements of our term loan in more detail. The loan term is seventy-four months, which consists of a construction phase and a term phase. The term phase commenced on March 1, 2008. We selected the variable rate option for the loan of 0.25% over the prime rate (3.50% at March 31, 2011). Monthly payments are $339,484 including interest at a variable rate. Payments are calculated in an amount necessary to amortize the principal amount of this note plus interest over a 10-year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due in full on January 1, 2013. As of March 31, 2011, the outstanding balance on our term loan was $23,240,949. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender.
Our lender allowed us to make reduced payments on our term loan of $150,000 per month from November 2009 to November 2010. However, payments are now payable and applied according to the original terms of the loan agreement. We are currently discussing the possibility of further reduced payments with our lender, but we have not entered into any alternative agreements with regard to any future payments.
We executed a mortgage in favor of our lender creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and our revenues and income. Due to our lender’s security interest in our assets, we cannot sell our assets without its permission, which could limit our operating flexibility. Additionally, our term loan agreement imposes various covenants upon us that may restrict our operating flexibility. The term loan requires us to: maintain up to $125,000 in a capital improvements reserve fund that we must replenish as we use these funds for capital improvement expenditures; maintain certain financial ratios; and obtain our lender’s permission before making any significant changes in our material contracts with third-party service providers. The term loan requires us to certify to our lender at intervals designated in the term loan that we are meeting the financial ratios required by the loan agreement.
We are not in compliance with all of the financial covenants in our loan agreement as of March 31, 2011, and management projects that we will fail to comply with one or more loan covenants through at least part of our 2011 fiscal year. Failure to comply with such covenants constitutes a default under our loan agreement. While we are in default, our lender may elect to take several actions, including, without limitation, acceleration of the unpaid principal balance and accrued interest or foreclosure on its mortgage and security interest. Such actions could result in the loss of our assets and a permanent shutdown of our plant.
Although our lender has not elected to exercise its remedies as of the date of this report, it may do so in the future. Our lender has not provided us a waiver of our failure to satisfy the covenants or otherwise agreed not to take action. Our default has caused doubts about our ability to continue as a going concern.
Government Programs and Grants. We have entered into a loan agreement with the Iowa Department of Economic Development (IDED) for $400,000. This loan is part of the IDED’s Value Added Program and $100,000 of the loan is forgivable. As of March 31, 2011, we owe $165,000. The loan requires us to maintain production rates at our nameplate capacity and certain employment levels. Effective September 17, 2009, IDED agreed to amend the loan requirements to extend the project completion date and the project maintenance date. This means that beginning on May 31, 2011, we must have 30 full time employees and maintain those positions through May 31, 2013. Our failure to satisfy these requirements constitutes a default, and may result in acceleration of the loan, as well as partial or full repayment of the forgivable portion if IDED exercises the remedies available to it.
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

Distribution to Unit Holders
As of March 31, 2011, our board of directors had not declared any distributions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company, and are therefore not required to provide the disclosures under this item.

Item 4.	Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Bruce Klostermann, along with our Chief Financial Officer (the principal financial officer), George Davis, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2011. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the SEC; and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2011, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
We are a smaller reporting company, and are therefore not required to provide the disclosures under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
We are in default of the financial covenants contained in our term loan agreement with our lender. Our failure to comply with these covenants is an event of default, entitling our lender to exercise its remedies under the loan documents and applicable law, including, but not limited to, acceleration of the unpaid principal balance and accrued interest and foreclosure of its mortgage and security interest. As of the date of this report, our lender has also chosen not to exercise its remedies. However, if we continue to be in default, our lender may not continue to forebear from exercising such additional remedies.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
On April 4, 2011, the board of directors announced its intent to engage in a reclassification and reorganization of the Company’s membership units. The proposed transaction will provide for the reclassification of the Company’s membership units into three separate and distinct classes. All members will have the opportunity to vote on the decision to deregister. The board expects to hold a combined special member meeting and annual meeting on September 21, 2011. Before the meeting, members will receive a proxy statement announcing the meeting date and location and explaining the proposed amendments to the company’s operating agreement needed for the deregistration.
Based on the proposed meeting date of September 21, 2011, to be considered for inclusion in the proxy statement for the meeting, member proposals must be submitted in writing to us by May 25, 2011 (approximately 120 days before the estimated date for the meeting). Proposals must comply with the Securities and Exchange Commission regulations regarding the inclusion of member proposals in the proxy materials. As the regulations make clear, submitting a proposal does not guarantee that it will be included in our proxy materials.
Members who intend to present a proposal at the meeting without including such proposal in the proxy statement must provide us notice of the proposal no later than August 7, 2011 (approximately 45 days before the estimated date for the meeting).
We reserve the right to reject, rule out of order, or take appropriate action with respect to any proposal that does not comply with the foregoing and other applicable requirements. We suggest that member proposals for the meeting be submitted by certified mail-return receipt requested or by other means which permits proof of the delivery date.

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

WESTERN DUBUQUE BIODIESEL, LLC
Date: May 16, 2011	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: May 16, 2011	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)