Form 10-Q
period 2011-06-30
Western Dubuque Biodiesel, LLC
filed 2011-08-15
CIK 1396709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2011, there were 29,779 membership units outstanding.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WESTERN DUBUQUE BIODIESEL, LLC
BALANCE SHEETS

	(UNAUDITED)
	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,496,977	$2,105,760
Margin deposits	33,494	33,494
Trade accounts receivable	4,161	—
Other receivables	18,705	12,904
Inventory	3,990,534	417,963
Utility deposits	87,099	87,099
Prepaid feedstocks and expenses	84,792	113,615

Total current assets	6,715,760	2,770,835

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	3,091,093	3,091,093
Office building and equipment	417,392	417,392
Plant and process equipment	37,850,626	37,850,626
Vehicles	42,537	42,537

Total, at cost	41,401,648	41,401,648
Less accumulated depreciation	8,578,105	7,487,298

Total property, plant and equipment	32,823,543	33,914,350

OTHER ASSETS
Restricted cash	406,929	406,929
Loan origination fees, net of amortization	142,739	190,318

Total other assets	549,667	597,247

TOTAL ASSETS	$40,088,970	$37,282,432

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Trade	$3,903,259	$51,378
Related party	—	11,113
Current portion of long-term debt	22,409,172	24,067,852
Accrued liabilities	90,830	73,527
Deferred rent	23,500	24,800

Total current liabilities	26,426,761	24,228,670

MEMBERS’ EQUITY
Contributed capital	26,230,096	26,230,096
Accumulated deficit	(12,567,887)	(13,176,334)

Total members’ equity	13,662,210	13,053,762

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$40,088,970	$37,282,432

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30,2011	June 30, 2010

REVENUES
Biodiesel and by product sales	$21,032,641	$214,913	$24,995,126	$214,913

COST OF SALES
Materials, labor and overhead	19,428,169	656,583	23,697,635	1,519,850
Net losses (gains) on derivative instruments	—	(524,603)	—	(355,692)

Total cost of sales	19,428,169	131,980	23,697,635	1,164,158

Gross profit (loss)	1,604,472	82,933	1,297,491	(949,245)

OPERATING EXPENSES
Consulting and professional fees	113,175	41,707	205,111	119,523
Office and administrative expenses	145,843	80,976	247,864	143,959

Total operating expenses	259,018	122,683	452,975	263,482

OTHER INCOME (EXPENSE)
Other income	215,258	650	215,908	1,300
Interest income	1,589	7,496	3,828	17,514
Interest expense	(225,465)	(369,014)	(455,804)	(615,708)

Total other expense	(8,618)	(360,868)	(236,068)	(596,894)

NET INCOME (LOSS)	$1,336,836	$(400,618)	$608,447	$(1,809,621)

BASIC AND DILUTED INCOME (LOSS) PER UNIT	$44.89	$(13.45)	$20.43	$(60.77)

WEIGHTED AVERAGE UNITS OUTSTANDING, BASIC AND DILUTED	$29,779	29,779	29,779	29,779

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$608,447	$(1,809,621)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation	1,090,808	1,095,200
Amortization	47,580	47,579
Effects of changes in operating assets and liabilities
Margin deposits	—	(485,175)
Accounts receivable	(4,161)	160,416
Other receivables	(5,800)	(200,308)
Incentive receivables	—	3,494,322
Inventory	(3,572,571)	(7,124,347)
Deposits	—	(87,099)
Prepaid feedstocks and expenses	28,824	63,659
Derivative instruments	—	(75,516)
Accounts payable	3,840,769	(1,351,299)
Accrued liabilities	17,301	4,000
Deferred rent	(1,300)	(1,300)

Net cash provided by(used in) operating activities	2,049,897	(6,269,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under short-term financing with related party	—	5,658,500
Payments on long-term debt	(1,658,680)	(494,581)

Net cash provided by (used in) financing activities	(1,658,680)	5,163,919

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	391,217	(1,105,570)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,105,760	3,379,382

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,496,977	$2,273,812

See accompanying notes to financial statements.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
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
Basis of Presentation
The Company has prepared the financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company’s management, necessary for a fair presentation of the Company’s operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is recommended that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.
Revenue Recognition
Revenue from the production of biodiesel and related products is recognized upon shipment to customers or under the terms of a tolling service agreement. Revenue is recorded upon the transfer of the risks and rewards of ownership and delivery to customers. Interest income is recognized as earned.
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
Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be $-0- and $-0- at June 30, 2011 and December 31, 2010, respectively.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
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
Depreciation expense for the six months ended June 30, 2011 and 2010 was $1,090,808 and $1,095,200, respectively.
The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset.
Loan Origination Fees
Loan origination fees are stated at cost and will be amortized on the straight-line method over the life of the loan agreements. Amortization commenced as the Company borrowed funds on the loans. Amortization for each of the six months ended June 30, 2011 and 2010 was $47,580 and $47,579, respectively.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
Income/Loss Per Unit
Income/Losses per unit are calculated based on the period of time units have been issued and outstanding. For purposes of calculating diluted earnings per capital unit, units subscribed for but not issued are included in the computation of outstanding capital units based on the treasury stock method. As of June 30, 2011 and 2010, there was not a difference between basic and diluted earnings per unit as there were no units subscribed.
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
Fixed costs during the periods when the plant is idle are classified in cost of sales. Cost of sales when the plant is idled primarily consisted of labor, depreciation on process equipment, and other indirect costs.
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
Insurance Proceeds
The Company received insurance proceeds of $214,608 due to a pump failure resulting in significant downtime. Insurance paid for a replacement pump and ten days of downtime.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
New Accounting Standards
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends FASB ASC 310 to require additional disclosures about the credit quality of financing receivables and the allowance for credit losses. ASU 2010-20 defines two levels of disaggregation — portfolio segment and class of financing receivables — and amends existing disclosure requirements to include information about the credit quality of financing receivables and allowance for credit losses at a greater level of disaggregation. It also requires disclosures on credit quality indicators, past due information, and modifications of financing receivables by class of financing receivables and significant purchases and sales by portfolio segment. The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, or December 31, 2010 for the Company. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, or three months ending March 31, 2011 for the Company. ASU 2010-20 is not expected to have a material effect on the Company’s financial position and results of operations. In January 2011 ASU 2010-20 was amended to delay the effective date until after June 15, 2011.
In April 2011, the FASB issued ASU 2011-4 to amend Fair Value Measurement (Topic 820) to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively for public entities and effective during interim and annual periods beginning after December 15, 2011. ASU 2011-4 is not expected to have a material effect on the Company’s financial position and results of operations.
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
The Company receives federal incentive revenues from the Biodiesel Blender’s Tax Credit and Commodity Credit Corporation (CCC) Bioenergy Programs. The blender’s tax credit expired on December 31, 2009, and was reinstated in December 2010 and made retroactive for 2010. There were no incentive revenues recorded for the six months ended June 30, 2011 and 2010. The amount of incentives receivable was $-0- and $-0- as of June 30, 2011 and December 31, 2010.
NOTE 3 — INVENTORY
Inventory consists of:

	June 30,	December 31,
	2011	2010

Raw material	$1,291,031	$185,481
Work in progress	2,626,166	106,328
Finished goods	73,337	126,154

Total	$3,990,534	$417,963

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
NOTE 4 — LONG-TERM DEBT AND FINANCING
Long-term obligations of the Company are summarized as follows:

	June 30,	December 31,
	2011	2010

Note payable to Beal Bank — see details below	$22,259,172	$23,887,852

Note payable to the Iowa Department of Economic Development — see details below	150,000	180,000

Total	22,409,172	24,067,852
Less current portion	22,409,172	24,067,852

Long-term portion	$—	$—

Debt has been classified as current because of lack of compliance with covenants as described below.
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
As of June 30, 2011, balances of $354,708 and $52,221 remain in the debt service reserve and capital reserve funds as restricted cash. During the term phase, the Company has the option of selecting an interest rate at 25 basis points over the prime rate as published in the Wall Street Journal or 300 basis points over the five-year LIBOR/Swap Curve rate. On March 1, 2008, upon commencement of the term phase the Company selected the variable rate option of 25 basis points over the prime rate (3.50% at June 30, 2011 and December 31, 2010). The notes are secured by essentially all of the Company’s assets. Under the terms of the agreements, the Company is to adhere to certain financial covenants. The Company is to adhere to minimum debt service coverage, fixed charge coverage, and current ratio requirements, as well as a maximum debt as a percentage of earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The Company was not in compliance with certain covenants as of June 30, 2011 and December 31, 2010.
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
June 30, 2011
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
During 2010 the Company entered into a financing agreement with a related party to produce a specified number of biodiesel gallons and finance the feedstock purchases (See Note 7). The agreement called for specified fees based on gallons produced and interest on feedstock purchased. Interest was payable monthly at the prime rate plus 4.0% (7.25% at June 30, 2011 and December 31, 2010). Outstanding borrowings and fees under this agreement are payable upon sale of the biodiesel. There was no outstanding balance under this agreement as of June 30, 2011 or December 31, 2010. The agreement was secured by feedstock and biodiesel inventory. Upon the sale of biodiesel, credit may be extended when a new agreement is entered. As part of the agreement, the Company was required to hedge 85% of the biodiesel gallons produced. During 2010 the Company was not in compliance with these terms due to a pending sale with REG which was not finalized until October 2010. The Company obtained a waiver for this violation. This agreement expired in 2011.
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
NOTE 6 — CASH FLOW DISCLOSURES
Supplemental disclosure for interest paid:

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010

Cash paid for interest	$408,225	$568,129

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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
The Company had sales to REG, Inc. for the six months ended June 30, 2011 and 2010 of $83,030 and $-0-, respectively. The Company incurred management and operational service fees, feed stock procurement fees, and sales fees with REG, Inc. For the six months ended June 30, 2011 and 2010, the Company incurred fees of $0 and $15,311, respectively. The amount payable to REG, Inc. as of June 30, 2011 and December 31, 2010 was $0 and $11,113, respectively.
The Company purchased feedstocks under a financing agreement from a company related to a member of the board of directors during 2010. The agreement called for specified fees based on gallons produced and interest on feedstock purchases. For the six months ended June 30, 2011 and 2010, the Company purchased feedstocks and incurred fees plus interest of $0 and $6,375,202, respectively. During 2010, the Company entered into a short-term financing arrangement with this related company to finance biodiesel production and feedstock purchases (Note 4). As of June 30, 2011 and December 31, 2010, the Company had no payables to this related party. This financing agreement expired in 2011.
A member of the board of directors is also a member of the board of directors of the Company’s depository bank.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
The Company has received refunds from an industrial new jobs training program. The Company funds the program through diverting their state payroll tax withholdings. In the event these withholdings aren’t enough to cover the bond payments, the Company will need to advance the funds to cover the program costs. As of June 30, 2011, there was a total of $364,902 committed under the program of which $208,553 remained to be covered by future state payroll tax withholdings.
In June 2007, the Company entered into a water use agreement with the City of Farley. The agreement requires a minimum usage of 50,000 gallons per day over the life of the agreement, which expires 2026. At June 30, 2011, the remaining estimated minimum cost under the agreement was $582,560. The following is a schedule of future minimum costs under the agreement as of June 30, 2011:

2012	$34,345
2013	36,548
2014	36,548
2015	36,548
2016	36,548
Thereafter	402,024

Total	$582,560

Water usage costs for the six months ended June 30, 2011 and 2010 was $24,407 and $20,537, respectively.
During 2011, the Company entered into a buy/sell agreement with an unrelated party to produce a specified number of biodiesel gallons and finance the feedstock purchases. The agreement calls for specified fees based on gallons produced. The Company purchases necessary feedstock from the customer and payment is made when the biodiesel is sold. The amount payable under this agreement as of June 30, 2011 was $3,729,388. The purchase contract guarantees a specified margin for biodiesel produced thru year-end subject to a 90 day cancellation notice terminating December 31, 2011.
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

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
Commodity Risk Management
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of feedstocks and biodiesel prices. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with feedstocks and commodity exposures. There were no derivative commodity instruments open at June 30, 2011 or December 31, 2010.
Accounting for Derivative Instruments and Hedging Activities
All derivatives are designated as non-hedge derivatives. Although the contracts may be effective economic hedges of specified risks, they do not meet the hedge accounting criteria of ASC 815. At June 30, 2011 and December 31, 2010, the Company had no net derivative liabilities or assets related to these instruments.
During the three months ended June 30, 2011 and 2010, net realized and unrealized losses on derivative transactions were recognized in the statement of operations as follows:

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Statement of		Statement of
	Operations Location	(Gain) Loss	Operations Location	(Gain) Loss
Commodity contracts - Heat oil swaps	Cost of sales	$-0-	Cost of sales	$(524,603)

	Derivative (Gain) Loss		Derivative (Gain) Loss
	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Statement of		Statement of
	Operations Location	(Gain) Loss	Operations Location	(Gain) Loss
Commodity contracts - Heat oil swaps	Cost of sales	$-0-	Cost of sales	$(355,692)

NOTE 10 — LIQUIDITY, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2011, the Company generated net income of $608,447. We are not guaranteed similar results in the future since the sales contract could be terminated within 90 days due to volatile and uncertain conditions. The Federal blender’s credit expired on December 31, 2009 until December 2010, when it was reinstated retro actively for 2010. The credit is set to expire on December 31, 2011. The elimination or reduction in the credit may materially impair the Company’s ability to profitably produce and sell biodiesel. In an effort to increase profit margins and reduce losses, the Company anticipates producing biodiesel from refined animal fats, canola oil and soybean oil to lower input costs. The Company also plans to seek to produce biodiesel on a toll basis where biodiesel would be produced using raw materials provided by someone else. Finally, the Company plans to scale back on its production or temporarily shut down the biodiesel plant depending on the Company’s cash situation and its ability to purchase raw materials to operate the plant.

WESTERN DUBUQUE BIODIESEL, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
The Company has also undertaken significant borrowings to finance the construction of its biodiesel plant. The loan agreements with the Company’s lender contain restrictive covenants, which require the Company to maintain minimum levels of working capital, and minimum financial ratios including; debt service coverage, fixed charge coverage and debt as a percentage of earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company was not in compliance with certain restrictive covenants at June 30, 2011 and December 31, 2010, and it is projected the Company will fail to comply with one or more loan covenants, including the working capital covenant throughout the Company’s 2011 fiscal year. This raises significant doubt about whether the Company will continue as a going concern. These loan covenant violations constitute an event of default under the Company’s loan agreements which, at the election of the lender, could result in the acceleration of the unpaid principal loan balance and accrued interest under the loan agreements or the loss of the assets securing the loan in the event the lender elected to foreclose its lien or security interest in such assets. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lender’s willingness to waive any non-compliance with such covenants.
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
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2011. You should read this discussion together with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended December 31, 2010.
Cautionary Statements Regarding Forward-Looking Statements
This report contains forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including those described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:
•	The status of the $1.00 per gallon blenders’ credit and other federal biodiesel supports;
•	Our ability to enter into or retain toll manufacturing agreements or other arrangements that shift responsibility for feedstock procurement and costs to other parties;
•	Our ability to secure and retain service providers to procure feedstock for us and to market our products;
•	The availability and terms of credit or equity financing needed to continue operations if our income from operations is insufficient for us to continue producing biodiesel;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our ability to negotiate reduced loan payments with our lender;
•	Our ability to comply with our loan covenants and our lender’s response to our noncompliance with such covenants;
•	Our ability to market our products and our reliance on others to market our products;
•	Fuel prices, diesel and biodiesel consumption and consumer attitudes regarding biodiesel use;
•	Prices of vegetable oils (particularly soybean oil), animal fats and other feedstock;
•	The continued imposition of tariffs or other duties on biodiesel exported to Europe;
•	Overcapacity within the biodiesel industry resulting in increased competition and costs for feedstock and/or decreased prices for our biodiesel and glycerin;
•	Changes in soy-based biodiesel’s qualification under the Renewable Fuels Standard (RFS and RFS2) and similar legislation;
•	The availability of soybean oil, refined animal fat or other feedstock that we can process at our plant;
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
Overview
Western Dubuque Biodiesel, LLC (“we” or “us”) was formed on November 14, 2005 as an Iowa limited liability company. We own and operate a 30 million gallon per year biodiesel production plant in Farley, Dubuque County, Iowa and produce and sell biodiesel and its primary co-product, glycerin. We began producing biodiesel on August 1, 2007, but we have historically operated at less than our capacity due to such factors as high feedstock prices and lack of demand for biodiesel. For the three months covered by this report, we produced 6,190,892 gallons of biodiesel and generated net income of $1,336,836. As of the date of this report, we are producing biodiesel under a short-term “master netting agreement” which incorporates a feedstock purchase agreement and biodiesel sales agreement.
We anticipate that lack of demand for biodiesel will continue into our 2011 fiscal year due to uncertainty surrounding the Renewable Fuels Standard (RFS and RFS2) and the biodiesel tax credit known as the blenders’ credit. The blenders’ credit is $1.00 per gallon of biodiesel blended and allows biodiesel to be more competitive with petroleum diesel. The credit initially expired on December 31, 2009. As a result, demand for biodiesel was drastically reduced in 2010, and many producers, including us, reduced or stopped production. In December 2010, the credit was reinstated and made retroactive to January 1, 2010 and will again expire on December 31, 2011. It remains uncertain whether the one-year extension of the blenders’ credit for will be sufficient to stimulate demand for biodiesel, and whether the credit will be renewed after December 31, 2011. In addition, application of the RFS2 has remained unclear. To the extent RFS2 and the blenders’ credit are not swiftly and effectively implemented, or if either of these supports expire or are terminated, we will likely continue to experience lack of demand and instability in our business.
We continue to seek and negotiate arrangements with large companies such as Gavilon, ADM and Renewable Energy Group, Inc. (REG) to provide us feedstock or financing to purchase feedstock. Without such arrangements, we do not currently have sufficient working capital to purchase feedstock for production and hold biodiesel until it can be sold. We are currently producing biodiesel under a binding master netting arrangement. However, since the master netting arrangement allows early termination upon relatively short notice, it must be considered a short term arrangement. If we are unable to retain this agreement or replace it with a similar arrangement, we anticipate we would have operating interruptions throughout the remainder of our 2011 fiscal year and into 2012 because of our liquidity position and the lack of demand for biodiesel.
We are currently out of compliance with all of the financial covenants of our loan agreement with our primary lender, Beal Bank Nevada (Beal Bank), and we anticipate that we will be out of compliance with such covenants during at least the rest of 2011. Our net losses, lack of a long-term relationship with a product marketer, our failure to satisfy our loan covenants and the uncertainty of important federal biodiesel supports have raised doubts as to our ability to continue as a going concern.

Results of Operations for the Three Months Ended June 30, 2011
The following table shows the results of our operations and the percentage of revenues, cost of sales, operating expenses and other items in relation to total revenues for the quarters ended June 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	Jun 30, 2011		June 30, 2010
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$21,032,641	100.00%	$214,913	100.00%
Cost of Sales	19,428,169	92.37%	131,980	61.41%

Gross Profit (loss)	1,604,472	7.63%	82,933	38.59%
Operating Expenses	259,018	1.23%	122,683	57.08%
Other Income (Expense)	(8,618)	(0.00)%	(360,868)	167.91%

Net Income (Loss)	$1,336,836	6.36%	$(400,618)	186.41%

Revenues
Revenues from operations for the quarter ended June 30, 2011 were $21,032,641. Our revenues were significantly higher than revenues for the same period in 2010 because we sold much less biodiesel during the quarter ended June 30, 2010 due to the expiration of the blenders’ credit and unfavorable market conditions.
Average B100 biodiesel prices for Iowa, as reported by the USDA National Weekly Ag Energy Round Up, for the week of July 29, 2011 increased sharply to $5.25 — $5.61, compared to $3.15 - $3.30 for the same week in 2010. High fuel prices are attributed to instability in the Middle East and other economic factors. However, diesel fuel prices per gallon remain lower than biodiesel prices, which makes it difficult for us to sell our product. We expect these trends to continue into 2011. Management anticipates that there may be increased demand for biodiesel under the EPA’s final RFS2 regulations discussed in our annual report on Form 10-K. There can be no assurance, however, that the RFS2 will increase demand for biodiesel, and any increase may be offset by the loss of the biodiesel blenders’ credit. If we cannot sell our biodiesel at acceptable prices for sustained periods, we expect continued temporary shutdowns, and we may have to shut down the plant permanently.
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
Cost of Sales
The primary components of cost of sales from biodiesel production are raw materials (feedstock; hydrochloric acid; methanol; and sodium methylate), energy (natural gas and electricity), labor and depreciation on process equipment. Costs of sales for the three-month period ending June 30, 2011 were significantly higher than sales for the same period in 2010, primarily due to increased production.
Our plant can produce biodiesel from refined animal fats and crude and refined vegetable oils (such as soybean oil). Corn oil and raw or crude animal fats must be refined before we process them at our plant. Soybean oil prices remain high in comparison to prices at which we can sell our biodiesel. Jacobsen Publishing Company reported that the central Illinois soybean oil price for August 1, 2011 was $0.6153 per pound, as compared to $0.39.44 per pound for the same time in 2010. Our ability to use feedstock other than soybean oil and refined animal fats depends on whether we can gain access to a consistent feedstock supply at competitive prices and obtain feedstock that has been pretreated for use at our plant if necessary. Moreover, we do not currently have sufficient working capital to purchase feedstock for production and hold biodiesel until it can be sold. Therefore, if we cannot obtain adequate feedstock through tolling or financing arrangements, we expect temporary shutdowns to continue, and we may have to shut down the plant permanently.

Operating Expenses
Operating expenses were $259,018 for the three months ended June 30, 2011 and $122,683 for the same period in 2010. Our operating expenses are primarily consulting and professional fees and office and administrative expenses. We expect that our operating expenses will be less in future periods if our reclassification and deregistration is approved, since we would not be required to incur expenses related to preparing and filing reports with the SEC. (See “Part II. Item 5. Other Information” for more information regarding the reclassification.)
Other Income (Expenses)
Other income and expense for the three months ended June 30, 2011 was expense of $8,618, which primarily consisted of interest expense of $225,465, partially offset by insurance proceeds of $214,608 related to a replacement pump and 10 days of downtime. We expect that our interest expense in future periods will be consistent; however, we do not expect we will have additional insurance proceeds in future periods to offset such interest expense.
Results of Operations for the Six Months Ended June 30, 2011
The following table shows the results of our operations and the percentage of revenues, costs of goods sold, operating expenses and other items in relation to total revenues for the six months ended June 30, 2011 and June 30, 2010:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$24,995,126	100.00%	$214,913	100.00%
Cost of Sales	23,697,635	94.81%	1,164,158	541.69%

Gross Profit (Loss)	1,297,491	5.19%	(949,245)	(441.69)%
Operating Expenses	452,975	1.81%	263,482	122.60%
Other Income (Expense)	(236,068)	(0.94)%	(596,894)	(277.74)%

Net Income (Loss)	$608,447	2.43%	$(1,809,621)	(842.02)%

Revenues
Our revenues are significantly higher in the six months ended June 30, 2011 than the same period in 2010, primarily due to selling more biodiesel in 2011.
Cost of Sales
We sold significantly more biodiesel in the first six months of 2011, and our costs of sales for the period are substantially more than our costs of sales for the same period in 2010, due primarily to increased production.

Operating Expenses
Our operating expenses were $452,975 and $263,482 for the six months ended June 30, 2011 and 2010, respectively. Our operating expenses are primarily due to expenses for consulting and professional fees and office and administrative expenses. We expect that our operating expenses will be less in future periods if our reclassification and deregistration is approved, since we would not be required to incur expenses related to preparing and filing reports with the SEC. (See “Part II. Item 5. Other Information” for more information regarding the reclassification.)
Other Income (Expenses)
Other income and expense for the six months ended June 30, 2011 was expense of $236,068, which primarily consisted of interest expense of $455,804, partially offset by insurance proceeds of $214,608 related to a replacement pump and 10 days of downtime. We expect that our interest expense in future periods will be consistent; however, we do not expect we will have additional insurance proceeds in future periods to offset such interest expense.
Changes in Financial Condition for the Three Months Ended June 30, 2011
The following table sets forth our sources of liquidity at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Current Assets	$6,715,760	$2,770,835
Current Liabilities	$26,426,761	$24,228,670
Total Members Equity	$13,662,210	$13,053,762
Current Assets
The increase in current assets is primarily due to an increase in inventory (primarily raw material and work in progress).
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
Members’ Equity
The change in members’ equity is due to a decrease in the accumulated deficit from $13,176,334 to $12,512,887 due to net income of $1,391,836.
Plan of Operations for the Next 12 Months
Plant Operations
For the three months covered by this report, we produced 6,190,892 gallons of biodiesel and generated net income of $1,391,836. As of the date of this report, we are producing biodiesel under a short-term master netting arrangement. In the event of termination of our current arrangement, we expect we would continue to seek similar arrangements. Management believes that our current arrangements are promising in that they have allowed us to increase our biodiesel production. Nonetheless, we expect to face continued liquidity issues as discussed throughout this report.

We are operating at reduced employment levels because the biodiesel plant is experiencing reduced production and shutdowns. The plant originally operated with 31 employees, over half of which were laid off. As of June 30, 2011, we have increased our staff to 15 full-time employees, including our general manager, Tom Brooks, and one part-time employee. We are seeking additional employees to assist with increased production. We currently do not have an operations manager.
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
We anticipate that we will continue to employ our current production strategy over the next 12 months, producing biodiesel only when tolling arrangements or other arrangements allow us to maintain positive cash flows. However, our ability to do so depends on factors described throughout this report, many of which are outside of our control. If we are unable to generate sufficient revenue to finance our operations and service our debt, we may be forced to shut down the plant temporarily or permanently.
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
Liquidity and Capital Resources
Cash Flows
Cash Flow from Operating Activities. We had net cash of $2,049,897 provided by operating activities for the six months ended June 30, 2011, compared to $6,269,489 used in operating activities for the six months ended June 30, 2010. This was due to increases in accounts payable and increases in inventory partially offset by decreases in incentives receivables.
Cash Flow from Financing Activities. Net cash used in financing activities was $1,658,680 for the six months ended June 30, 2011, as compared to net cash provided by financing activities of $5,163,919 for the six months ended June 30, 2010. Cash provided by financing in 2010 was due to the advances from Innovative Ag Services (IAS). Cash used in the six months ended June 30, 2010 was less than in 2011 because our loan payments were temporarily reduced in 2010. Our agreement with IAS is expired as of the date of this report, and we are currently paying the full payments on our loan payments.

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
Debt Financing. In October 2006, we closed on our term loan with Marshall Bankfirst. In July 2009, state banking regulators shut down Marshall Bankfirst, and Beal Bank Nevada became our new lead lender. The loan documents we executed with our lender describe the requirements of our term loan in more detail. The loan term is seventy-four months, which consists of a construction phase and a term phase. The term phase commenced on March 1, 2008. We selected the variable rate option for the loan of 0.25% over the prime rate (3.50% at June 30, 2011). Monthly payments are $339,484 including interest at a variable rate. Payments are calculated in an amount necessary to amortize the principal amount of this note plus interest over a 10-year period. The remaining unpaid principal balance, together with all accrued but unpaid interest, is due in full on January 1, 2013. As of June 30, 2011, the outstanding balance on our term loan was $22,259,172. We have exhausted the funds available under our debt facilities and do not have further commitments for funds from any lender.
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
We are not in compliance with all of the financial covenants in our loan agreement as of June 30, 2011, and management projects that we will fail to comply with one or more loan covenants through at least part of our 2011 fiscal year. Failure to comply with such covenants constitutes a default under our loan agreement. While we are in default, our lender may elect to take several actions, including, without limitation, acceleration of the unpaid principal balance and accrued interest or foreclosure on its mortgage and security interest. Such actions could result in the loss of our assets and a permanent shutdown of our plant.
Although our lender has not elected to exercise its remedies as of the date of this report, it may do so in the future. Our lender has not provided us a waiver of our failure to satisfy the covenants or otherwise agreed not to take action. Our default has caused doubts about our ability to continue as a going concern.
Government Programs and Grants. We have entered into a loan agreement with the Iowa Department of Economic Development (IDED) for $400,000. This loan is part of the IDED’s Value Added Program and $100,000 of the loan is forgivable. As of June 30, 2011, we owe $165,000. The loan requires us to maintain production rates at our nameplate capacity and certain employment levels. Effective September 17, 2009, IDED agreed to amend the loan requirements to extend the project completion date and the project maintenance date. This means that beginning on May 31, 2011, we must have 30 full time employees and maintain those positions through May 31, 2013. Our failure to satisfy these requirements constitutes a default, and may result in acceleration of the loan, as well as partial or full repayment of the forgivable portion if IDED exercises the remedies available to it.

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
Distribution to Unit Holders
As of June 30, 2011, our board of directors had not declared any distributions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company, and are therefore not required to provide the disclosures under this item.

Item 4.	Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Bruce Klostermann, along with our Chief Financial Officer (the principal financial officer), George Davis, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the SEC; and to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2011, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

101
The following financial information from Western Dubuque Biodiesel, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Financial Statements.
**

(*)	Filed herewith.

(**)	To be filed by amendment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DUBUQUE BIODIESEL, LLC
Date: August 15, 2011	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: August 15, 2011	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)