Form 10-Q/A
period 2011-06-30
Western Dubuque Biodiesel, LLC
filed 2011-08-19
CIK 1396709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011, is to furnish Exhibit 101 — Interactive Data File (“XBRL Exhibit”) in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, and does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

INDEX

Page No.

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risks	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. (Removed and Reserved)	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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
**

(*)	These exhibits were previously included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. Filed on August 15, 2011.

(**)	Furnished with this Form 10-Q/A.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DUBUQUE BIODIESEL, LLC
Date: August 18, 2011	/s/ Bruce Klostermann
Bruce Klostermann
Vice Chairman and Director (Principal Executive Officer)

Date: August 18, 2011	/s/ George Davis
George Davis
Treasurer and Director (Principal Financial and Accounting Officer)